Form 10QSB
period 1998-06-30
CPC OF AMERICA INC
filed 1998-08-14
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

     [_]           TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 0-24053

                              CPC of America, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Nevada                        11-3320709
------------------------------------   ------------------
(State or other jurisdiction           (IRS Employer
of incorporation or organization)      Identification No.)

            1133 Fourth Street, Suite 200, Sarasota, Florida 34236
            ------------------------------------------------------
                   (Address of principal executive offices)

                                 941-906-9546
                         ----------------------------
                          (Issuer's telephone number)


                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes         No    X
                           -------    --------

     As of August 13, 1998, the Company had 4,270,666 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.   Financial Statements

Unaudited Condensed Consolidated Balance Sheet at June 30, 1998............   2
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods and six month periods ended June 30, 1998 and 1997...   3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 1998 and 1997...........................   4
Notes to Condensed Consolidated Financial Statements.......................   5

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                     June 30,
                                                                       1998
                                                                    ----------
                      ASSETS
Current assets:

   Cash and equivalents                                             $  294,252
   Deposits                                                             43,500
                                                                    ----------
      Total current assets                                             337,752

Equipment, net of accumulated depreciation of $2,639                    12,781

Patents, net of accumulated amortization of $4,800                      71,450

Trademarks, net of accumulated amortization of $312                      5,920

Other                                                                       95
                                                                    ----------

                                                                    $  427,998
                                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   13,153
   Accrued expenses                                                     14,000
                                                                    ----------
      Total current liabilities                                         27,153

   Accrued expenses                                                      2,000
                                                                    ----------

      Total liabilities                                                 29,153
                                                                    ----------

Minority interest                                                       14,290
                                                                    ----------

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                            -
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      4,270,666 shares issued and outstanding                            2,135
   Additional paid-in capital                                        1,058,415
   Deficit accumulated during the development stage                   (675,995)
                                                                    ----------

      Net shareholders' equity                                         384,555
                                                                    ----------

                                                                    $  427,998
                                                                    ==========

                See accompanying notes to financial statements

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                        (A Developmental Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                              Cumulative
                                                                Three Months Ended                          from inception
                                                 -------------------------------------------------         (April 11, 1996)
                                                        June 30,                   June 30,                  to June 30,
                                                          1998                       1997                        1998
                                                 ---------------------      ----------------------     ----------------------
Costs and expenses:

  Research and development                       $              48,953      $              126,486     $              498,206

  General and administrative                                    15,987                          15                     75,987

  Depreciation and amortization                                  2,127                         192                     15,624
                                                 ---------------------      ----------------------     ----------------------
Operating loss                                                  67,067                     126,693                    589,817

Interest income (expense):

  Interest expense                                                   -                           -                     (7,000)
  Interest income                                                4,287                       1,080                     16,649
                                                 ---------------------      ----------------------     ----------------------
                                                                 4,287                       1,080                      9,649

Loss before minority interest                                   62,780                     125,613                    580,168

Minority interest                                                 (240)                          -                       (720)
                                                 ---------------------      ----------------------     ----------------------
Net loss                                         $              62,540      $              125,613     $              579,448
                                                 =====================      ======================     ======================
Basic and diluted net loss per share             $                0.01      $                 0.03
                                                 =====================      ======================
Basic and diluted weighted average number
  of common shares outstanding                               4,270,666                   3,836,380
                                                 =====================      ======================

                See accompanying notes to financial statements

                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                                                          Cumulative
                                                             Six Months Ended                           from inception
                                             -------------------------------------------------          (April 11, 1996)
                                                     June 30,                   June 30,                   to June 30,
                                                       1998                       1997                       1998
                                             ---------------------      ----------------------     --------------------
Costs and expenses:

  Research and development                   $             142,008      $              173,452     $            591,261

  General and administrative                                22,511                         115                   82,511

  Depreciation and amortization                              4,254                         302                   17,751
                                             ---------------------      ----------------------     --------------------

Operating loss                                             168,773                     173,869                  691,523

Interest income (expense):

  Interest expense                                              --                          --                   (7,000)
  Interest income                                            9,206                       3,180                   21,568
                                             ---------------------      ----------------------     --------------------
                                                             9,206                       3,180                   14,568

Loss before minority interest                              159,567                     170,689                  676,955

Minority interest                                             (480)                         --                     (960)
                                             ---------------------      ----------------------     --------------------

Net loss                                     $             159,087      $              170,689     $            675,995
                                             =====================      ======================     ====================

Basic and diluted net loss per share         $                0.04      $                 0.05
                                             =====================      ======================

Basic and diluted weighted average number
  of common shares outstanding                           4,261,605                   3,718,143
                                             =====================      ======================

                See accompanying notes to financial statements

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                           Cumulative
                                                                Six Months Ended                         from inception
                                                 ----------------------------------------------         (April 11, 1996)
                                                     June 30,                     June 30,                 to June 30,
                                                       1998                        1997                        1998
                                                 --------------------      --------------------      --------------------
Cash flows from operating activities:
  Net loss                                       $           (159,087)                $(170,689)               $ (675,995)
  Adjustments to reconcile net income to net
    cash used by operating activities:
    Minority interest                                            (480)                       --                      (960)
    Depreciation and amortization                               4,254                       302                    17,751
    Gain on disposition of Tercero                                 --                        --                   (15,679)
    Issuance of common stock for services                          --                        --                    38,200
    Sale of Tercero - assignment of payables                       --                        --                    55,678
    Increase in deposits                                      (18,500)                       --                   (43,594)
    Increase in trademarks                                         --                        --                    (6,232)
    Increase in accounts payable                                   --                   236,053                    13,152
    Increase (decrease) in accrued expenses                   (10,000)                       --                    16,000
    Increase in accrued interest                                   --                        --                     7,000
                                                 --------------------      --------------------      --------------------

    Net cash used by operating activities                    (183,813)                   65,666                  (594,679)
                                                 --------------------      --------------------      --------------------

Cash flows from investing activities:
  Tercero acquisition/sale                                         --                         -                   (49,999)
  DSDS acquisition                                                 --                         -                   (61,000)
  Capital expenditures                                             --                     3,636                   (15,420)
                                                 --------------------      --------------------      --------------------

    Net cash used by investing activities                          --                     3,636                  (126,419)
                                                 --------------------      --------------------      --------------------

Cash flows from financing activities:
  Proceeds from notes to shareholders                              --                        --                    73,000
  Proceeds from note receivable from shareholder                   --                        --                       150
  Payments on note payable to shareholder                          --                        --                    (3,000)
  Exercise of options                                              --                    30,000                    30,000
  Issuance of common stock                                     58,000                   377,000                   915,200
                                                 --------------------      --------------------      --------------------

    Net cash provided by financing activities                  58,000                   407,000                 1,015,350
                                                 --------------------      --------------------      --------------------

Net increase in cash                                         (125,813)                  476,302                   294,252

Cash, beginning of period                                     420,065                         0                        --
                                                 --------------------      --------------------      --------------------

Cash, end of period                              $            294,252      $            476,302      $            294,252
                                                 ====================      ====================      ====================

                                       5


                See accompanying notes to financial statements

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1998


1. Organization and summary of significant accounting policies
--------------------------------------------------------------

   Organization
   ------------

   CPC of America, Inc., a Nevada corporation ("CPC" or the "Company"), was formed on April 11, 1996 to manufacture and distribute external counterpulsation medical devices and own controlling interests in various management service organizations ("MSO"s) and medical services companies. The Company is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting research and development activities.

   In June 1998 CPC formed CPCA 2000, Inc., a Nevada corporation ("CPCA") to
   serve as the Company's wholly-owned operating subsidiary.   The Company
   transferred all of its assets and liabilities to CPCA.

   Principles of consolidation
   ---------------------------

   The accompanying consolidated financial statements include the amounts of the Company and its majority-owned subsidiaries, DSDS (80%) and CPCA (100%). All significant intercompany transactions and balances have been eliminated in consolidation.

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB for the year ended December 31, 1997.

                                       6
                                                                     (continued)

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements


2. Shareholders' equity
-----------------------

   Common stock
   ------------

   In March 1997, the Company offered in a private placement memorandum 35 units at $29,000 per unit. Each unit consists of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. As of June 30, 1998, the Company sold 34 units, including 3 units in conversion of notes payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into 3 units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance.

   In the first quarter of 1998 the Company sold 2 units (40,000 shares) for $58,000.

   In July 1997, the Company amended the number of common shares authorized from 10,000,000 to 20,000,000 and authorized 5,000,000 shares of preferred stock at $.001 par value of which no shares are currently issued or outstanding.

   In June 1998, the Company effected a two-for-one stock split, decreasing the par value to $.0005 per share. The number of authorized shares remained at 20,000,000. All share information reported in this 10-QSB has been adjusted to reflect the two-for-one stock split.

                                                                     (continued)

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements


2. Shareholders' equity (continued)
-----------------------------------

   Stock options
   -------------

   The Company has granted options to purchase its common stock to its founders. The option prices at the time of grant were at or above the fair value of the Company's common stock. A summary of stock option activity follows (the number of shares has been adjusted for the two-for-one stock split):

                                                    Exercise
                                     Number of       Price
                                      Options       Per Share     Expiration
                                     ---------    -------------   -----------
Inception (April 11, 1996)                   -                -             -

Granted                              4,420,000    $1.125 - 1.25   1997 - 2006
                                     ---------    -------------

Outstanding at December 31, 1996     4,420,000    $1.125 - 1.25   1997 - 2006
                                                  -------------

Exercised                              (26,666)      $1.125
Expired                               (200,000)      $1.175
                                     ---------    -------------

Outstanding at December 31, 1997     4,193,334    $1.125 - 1.25       2006
                                                  -------------

Granted                              4,000,000         $2.50          2008
Granted                                137,000         $2.50          2003
                                     ---------    -------------   -----------

Outstanding at June 30, 1998         8,330,334    $1.125 - 2.50   2003 - 2008
                                     =========    =============   ===========
Exercisable at June 30, 1998         4,266,334
                                     =========

                                                                     (continued)

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements


3. Employment agreements
------------------------

   In April 1998, the Company entered into an employment agreement with its President and CEO, and a consulting agreement under similar terms with its financial advisors, a related party, for five years with a five year extension option. The latter consulting agreement replaces the original agreement held with the Company's financial advisors. The agreements provide for annual base salaries of $120,000 plus bonus to be paid when the Company begins recording revenues. Options to purchase 1,000,000 shares of common stock at an exercise price of $2.50 exercisable for ten years were also granted under each agreement, with an additional 1,000,000 options to be granted if the agreements are extended for an additional five year term. The options vest and become exercisable in five equal installments of 200,000 shares each year starting on the grant date.


4. Letter of intent
--------------------

   In June 1998, the Company entered into a letter of intent with Medical Resources Technologies Ltd. ("MRT") to buy CarePoint Network Inc. The acquisition will provide management service organization functions for the Company and MRT.

5. Organization of HeartMed, LLC
---------------------------------

   On August 14, 1998, the Company and Partner Provider Health, Inc. ("PPH"), a company engaged in the business of providing specialized support services to regional organizations of health care providers, organized a Delaware limited liability company under the name HeartMed, LLC ("HeartMed"). HeartMed has been organized to provide managed health care and related practice management in the area of cardiology disease management. PPH shall be the managing member of HeartMed. PPH and the Company will share in both the capitalization of HeartMed and its profits, losses and distributions on a 51/49% basis.

      ITEM 2.   Management's Discussion and Analysis or Plan of Operation

     CPC of America, Inc. (the "Company") was formed under the laws of the State of Nevada on April 11, 1996 and was established to operate in three primary health care areas. First, the Company intends to manufacture and distribute external counterpulsation devices for the treatment of coronary artery disease. The Company intends to provide counterpulsation treatment through Company-owned and joint-venture clinical facilities. Second, the Company intends to acquire existing management service organizations ("MSO"s) to provide management assistance and other services to specialty medical groups, including those in the cardiology field. Finally, the Company will enter into joint ventures with third-parties, called "co-sourcing" arrangements, to provide cardiology services and support to hospitals, health maintenance organizations ("HMO"s), preferred provider organizations ("PPO"s), and other physician groups.

     To date, the Company's activities have included the market analysis and development of its counterpulsation units and the raising of initial working capital. The Company has developed and prepared for market both the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for FDA 510(k) approval. The Company has financed its activities to date through the sale of its securities. The Company intends to commence commercial operations in the fourth quarter of 1998, subject to FDA approval of its counterpulsation units. In the opinion of management, the Company has sufficient cash resources in order to sustain its operations throughout the 1998 fiscal year.

     Over the next 12 months, assuming FDA approval of its counterpulsation units in the fourth quarter of 1998, the Company intends to make the counterpulsation technology available through a delivery system of company-owned and joint-ventured facilities. Each facility will provide two or more counterpulsation units to provide patients with easy access to treatment. Potential joint-venture partners include community and university hospitals, private practice groups, managed care organizations, including HMOs, diagnostic imaging centers and preventive cardiology centers. Staffing would include a cardiologist who will review the patient's history from the referring physician, examine the patient and formulate the counterpulsation treatment plan. In addition, specially trained nurses will be present in the center to monitor each patient's treatment. The Company intends to attract patients from referrals from physicians, insurance carriers, HMOs and hospitals, as well as self-referred patients. The facilities will not offer full service long-term cardiology management in an attempt to avoid competition with cardiologists, surgeons and hospitals.

     On August 14, 1998, the Company and Partner Provider Health, Inc. ("PPH"), a company engaged in the business of providing specialized support services to regional organizations of health care providers, organized a Delaware limited liability company under the name HeartMed, LLC ("HeartMed"). HeartMed has been organized to provide managed health care and related practice management in the area of cardiology disease management. PPH shall be the managing member of HeartMed. PPH and the Company will share in both the capitalization of HeartMed and its profits, losses and distributions on a 51/49% basis.

     On June 3, 1998, the Company entered into a Letter of Intent with CarePoint Network, Inc., a Utah corporation ("CarePoint"). Based in Salt Lake City, Utah, CarePoint is an MSO currently serving physician practices in two western states. Prior to the closing of its acquisition by the Company, CarePoint intends to acquire RGL Medical Services, LLC, a Utah limited liability corporation. Both of these companies provide MSO services including marketing and practice development, practice financial management, accounts receivable management, strategic business planning, office operations, purchasing and inventory control, transcriptions services, human resources management, education, training and seminars, radiology services and alliance and network development. Pursuant to the terms of the Letter of Intent, the Company shall acquire all of the issued and outstanding capital stock of CarePoint. The total purchase price for the capital stock of CarePoint shall be $3,140,000, which shall consist of $2,482,000 in cash and $658,000 worth of the Company's Common Stock. As of the date of this quarterly report, the Company is seeking financing commitments sufficient to fund its required cash payment of $2,482,000, however there are no commitments as of the date of this quarterly report and there can be no assurance that the Company will be able to obtain the necessary financing to close its acquisition of CarePoint.

     This quarterly report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this quarterly report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         In June 1998, the Company was named as a defendant in a lawsuit brought by Charles M. O'Rourke, the Company's former attorney, in the United States District Court for the Eastern District Court of New York. The lawsuit also named as defendants Rod Shipman, Chief Executive Officer of the Company, and Dr. Richard Rubin, a former officer and director of the Company. The lawsuit alleges that Mr. O'Rourke performed various legal services for the Company for which he was to receive as payment both shares of Common Stock and options to purchase shares of Common Stock. The complaint alleges that the Company deprived Mr. O'Rourke of the value of his shares by refusing to allow Mr. O'Rourke to sell his shares under Rule 144 of the Securities Act of 1933 ("1933 Act"). Mr. O'Rourke alleges causes of action for breach of contract, fraud, breach of fiduciary duty, conversion, unjust enrichment and for declaratory and injunctive relief. Mr. O'Rourke seeks damages in an amount in excess of $966,000.

         The Company has filed an answer and a counterclaim against Mr. O'Rourke, seeking the return of both the shares of Common Stock and the options on the grounds that Mr. O'Rourke failed to provide adequate consideration. Although the Company intends to vigorously defend against these allegations, the Company believes that an adverse determination of the lawsuit would not have a materially adverse effect on the financial condition or operations of the Company.

Item 2.  Changes in Securities.
         ---------------------

         On June 17, 1998, the Company commenced a two-for-one split of the outstanding shares of its Common Stock and, at the same time, effected a change in the par value of the Common Stock from $.001 per share to $.0005 per share. All share information set forth in this quarterly report gives effect to the split and change in par value as of June 17, 1998.

         In April 1998, the Company issued to its president and key consultant each an option to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share. Options to purchase 200,000 shares of Common Stock are immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on the next nine anniversaries of the date of grant. The options expire on April 22, 2008. There was no underwriter involved in these issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

         In April 1998, the Company issued to five employees and consultants of the Company options to purchase an aggregate of 137,000 shares of Common Stock at an exercise price of $2.50 per share. All of the options are immediately exercisable except for options to purchase 80,000 shares granted to one consultant, of which options to purchase 16,000 shares of Common Stock are immediately exercisable and options to purchase 16,000 shares vest and first become exercisable on the next four anniversaries of the date of grant. The options expire on April 22, 2003. There was no underwriter involved in these issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Pursuant to a majority written consent of shareholders effective as of June 1, 1998, the shareholders of the Company elected to the Board of Directors of the Company Rod A. Shipman, William C. Lievense and Rafe Cohen.

         Pursuant to a majority written consent of shareholders effective as of June 17, 1998, the shareholders of the Company approved an amendment to the Articles of Incorporation of the Company for purposes of effecting a two-for-one split of the outstanding shares of the Company's Common Stock and a change in the par value of the Common Stock from $.001 per share to $.0005 per share. See
Item 2, Part II, above.

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              Exhibit 27.

         (b)  Reports on Form 8-K
              -------------------

              Inapplicable.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CPC of America, Inc.
                                     (Registrant)


Dated:  August 14, 1998             By:  /s/ ROD A. SHIPMAN
                                       -------------------------
                                       Rod A. Shipman,
                                       Chief Financial Officer