Form 10QSB
period 1998-09-30
CPC OF AMERICA INC
filed 1998-11-16
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________


Commission File Number 0-24053

                             CPC of America, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Nevada                                        11-3320709
------------------------------------        ------------------------------------
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)


            1133 Fourth Street, Suite 200, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 941-906-9546
                          ---------------------------
                          (Issuer's telephone number)



                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X             No
                                     -------             -------

As of November 12, 1998, the Company had 4,295,666 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.      Financial Statements


Unaudited Condensed Consolidated Balance Sheet at September 30, 1998....       2
Unaudited Condensed Consolidated Statements of Operations for the
 three month periods and nine month periods ended September 30, 1998 and 1997 and for the period from inception (April 11, 1996) to
 September 30, 1998.....................................................       3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 1998 and 1997
  and for the period from inception (April 11, 1996) to September 30,
  1998..................................................................       5
Notes to Condensed Consolidated Financial Statements....................       6

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                   September
                                                                      1998
                                                                   ----------
                                 ASSETS
Current assets:
  Cash and equivalents                                             $   85,965
  Deposits                                                             43,595
                                                                   ----------
      Total current assets                                            129,560

Equipment, net of accumulated depreciation of $3,410                   12,010

Patents, net of accumulated amortization of $6,000                     57,640

Trademarks, net of accumulated amortization of $468                     5,764
                                                                   ----------
                                                                   $  204,974
                                                                   ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   13,153
                                                                   ----------

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, $.001 par value,
    none issued and outstanding                                             -
  Common stock, 20,000,000 shares authorized, $.0005 par value,
    4,295,666 shares issued and outstanding                             2,148
  Additional paid-in capital                                        1,093,402
  Deficit accumulated during the development stage                   (903,729)
                                                                   ----------
      Net shareholders' equity                                        191,821
                                                                   ----------
                                                                   $  204,974
                                                                   ==========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                   Cumulative
                                                     Three Months Ended          from inception
                                                 ----------------------------   (April 11, 1996)
                                                 September 30,   September 30,  to September 30,
                                                     1998            1997             1998
                                                 ------------    ------------   ----------------
Costs and expenses:

  Research and development                         $  218,555      $  173,810           $809,816

  General and administrative                            8,663          21,303             91,174

  Depreciation and amortization                         2,126               -             19,877
                                                   ----------      ----------           --------

Operating loss                                        229,344         195,113            920,867

Interest income (expense):

  Interest expense                                          -               -             (7,000)
  Interest income                                       1,930               0             23,498
                                                   ----------      ----------           --------
                                                        1,930               0             16,498

Loss before minoruty interest                         227,414         195,113            904,369

Minority interest                                        (160)           (240)            (1,120)
                                                   ----------      ----------           --------

Net loss                                           $  227,254      $  194,873           $903,249
                                                   ==========      ==========           ========

Basic and diluted net loss per share               $     0.05      $     0.05
                                                   ==========      ==========

Basic and diluted weighted average number
  of common shares outstanding                      4,270,944       3,836,380
                                                   ==========      ==========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                   Cumulative
                                                      Nine Months Ended          from inception
                                                 ----------------------------   (April 11, 1996)
                                                 September 30,   September 30,  to September 30,
                                                     1998            1997             1998
                                                 ------------    ------------   ----------------
Costs and expenses:

  Research and development                         $  360,563      $  300,296           $809,816

  General and administrative                           31,174          27,281             91,174

  Depreciation and amortization                         6,380           2,184             19,877
                                                   ----------      ----------           --------

Operating loss                                        398,117         329,761            920,867

Interest income (expense):

  Interest expense                                          -               -             (7,000)
  Interest income                                      11,136           8,147             23,498
                                                   ----------      ----------           --------
                                                       11,136           8,147             16,498

Loss before minority interest                         386,981         321,614            904,369

Minority interest                                        (640)           (240)            (1,120)
                                                   ----------      ----------           --------

Net loss                                           $  386,341      $  321,374           $903,249
                                                   ==========      ==========           ========

Basic and diluted net loss per share               $     0.09      $     0.08
                                                   ==========      ==========

Basic and diluted weighted average number
  of common shares outstanding                      4,263,992       3,789,466
                                                   ==========      ==========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                       Cumulative
                                                          Nine Months Ended          from inception
                                                     ----------------------------   (April 11, 1996)
                                                     September 30,   September 30,  to September 30,
                                                         1998            1997             1998
                                                     ------------    ------------   ----------------
Cash flows from operating activities:
  Net loss                                              $(386,341)      $(321,374)        $ (903,249)
  Adjustments to reconcile net income to net
   cash used by operating activities:
    Minority interest                                        (640)           (240)            (1,120)
    Depreciation and amortization                           6,380          10,105             19,877
    Gain on disposition of Tercero                              -               -            (15,679)
    Issuance of common stock for services                       -               -             38,200
    Sale of Tercero - assignment of payables                    -               -             55,678
    Increase in deposits & other assets                   (20,019)         (3,445)           (45,113)
    Increase in trademarks                                      -               -             (6,232)
    Increase in accounts payable                                -         222,895             13,152
    Increase (decrease) in accrued expenses               (26,000)         32,000                  0
    Increase in accrued interest                                -           5,250              7,000
                                                        ---------       ---------         ----------

    Net cash used by operating activities                (426,620)        (54,809)          (837,486)
                                                        ---------       ---------         ----------

Cash flows from investing activities:
  Tercero acquisition/sale                                      -               -            (49,999)
  DSDS acquisition                                              -         (61,000)           (61,000)
  Capital expenditures                                          -          (3,637)           (15,420)
                                                        ---------       ---------         ----------

    Net cash used by investing activities                       -         (64,637)          (126,419)
                                                        ---------       ---------         ----------

Cash flows from financing activities:
  Proceeds from notes to shareholders                           -               -             73,000
  Proceeds from note receivable from shareholder                -               -                150
  Payments on note payable to shareholder                       -               -             (3,000)
  Exercise of options                                      35,000          30,000             65,000
  Issuance of common stock                                 57,520         377,000            914,720
                                                        ---------       ---------         ----------

    Net cash provided by financing activities              92,520         407,000          1,049,870
                                                        ---------       ---------         ----------

Net increase in cash                                     (334,100)        287,554             85,965

Cash, beginning of period                                 420,065           8,968                  -
                                                        ---------       ---------         ----------

Cash, end of period                                     $  85,965       $ 296,522         $   85,965
                                                        =========       =========         ==========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements
                               September 30, 1998

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

   Principles of consolidation
   ---------------------------

   The accompanying consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries, DSDS (100%) and CPCA (100%).
   All significant intercompany transactions and balances have been eliminated in consolidation.

   In August of 1998 the Company purchased the remaining 20% of DSDS.

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB/A for the year ended December 31, 1997.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements


2.  Shareholders' equity
------------------------

   Common stock
   ------------

   In June 1998, the Company effected a two-for-one stock split, decreasing the par value to $.0005 per share. The number of authorized shares remained at 20,000,000. All share information reported in this Form 10-QSB has been adjusted to reflect the two-for-one stock split.

   In July 1997, the Company amended the number of common shares authorized from 10,000,000 to 20,000,000 and authorized 5,000,000 shares of preferred stock at $.001 par value of which no shares are currently issued or outstanding.

   From March 1997 to February 1998, the Company offered in a private placement memorandum 35 units at $29,000 per unit. Each unit consists of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. In that offering, the Company sold 34 units, including 3 units in conversion of notes payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into 3 units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements


2.  Shareholders' equity (continued)
------------------------------------

   Stock options
   -------------

   The Company has granted options to purchase its common stock to its founders. The option prices at the time of grant were at or above the fair value of the Company's common stock. A summary of stock option activity follows (the number of shares has been adjusted for the two-for-one stock split):

                                                             Exercise
                                           Number of          Price              Year of
                                            Options          Per Share          Expiration
                                          -----------      -------------      -------------
   Inception (April 11, 1996)                       -                  -                 -

   Granted                                  4,420,000      $1.125 - 1.25       1997 - 2006
                                          -----------      -------------

   Outstanding at December 31, 1996         4,420,000      $1.125 - 1.25       1997 - 2006
                                          -----------      -------------

   Exercised                                  (26,666)         $1.125
   Expired                                   (200,000)         $1.175
                                          -----------      -------------

   Outstanding at December 31, 1997         4,193,334      $1.125 - 1.25          2006
                                          -----------      -------------

   Granted                                  4,000,000          $2.50              2008
   Granted                                    137,000          $2.50              2003
   Exercised                                 (25,000)     $1.125 - 2.50
   Canceled                                (1,173,334)         $1.125
                                          -----------      -------------

   Outstanding at September 30, 1998        7,132,000      $1.125 - 2.50       2003 - 2008
                                          ===========      =============

   Exercisable at September 30, 1998        3,468,000
                                          ===========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             Notes to Unaudited Consolidated Financial Statements


3. Employment agreements
------------------------

   In April 1998, the Company entered into an employment agreement with its President and CEO, and a consulting agreement under similar terms with its financial advisors, a related party, for five years with a five year extension option. The latter consulting agreement replaces the original agreement held with the Company's financial advisors. The agreements provide for annual base salaries of $120,000 plus bonus to be paid when the Company begins recording revenues. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 exercisable for ten years were also granted under each agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date.

4. Letters of intent
----------------------

   In May 1998, the Company entered into a letter of intent with Partner Provider Health Inc. to form a nationwide joint venture cardiology disease management company. On August 14, 1998, the Company and Partner Provider Health, Inc. ("PPH"), a company engaged in the business of providing specialized support services to regional organizations of health care providers, organized a Delaware limited liability company under the name HeartMed, LLC ("HeartMed"). HeartMed has been organized to provide managed health care and related practice management in the area of cardiology disease management. PPH shall be the managing member of HeartMed. PPH and the Company will share in both the capitalization of HeartMed and its profits, losses and distributions on a 51/49% basis.

   In June 1998, the Company entered into a letter of intent with Medical Resources Technologies Ltd. ("MRT") to buy CarePoint Network Inc. In the third quarter of 1998, the Company elected to abandon its proposed acquisition of CarePoint based upon the results of further due diligence.

   The Company expects to sell DSDS at or above its carrying value by the end of 1998.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

  CPC of America, Inc. (the "Company") was formed under the laws of the State of Nevada on April 11, 1996 and was established to operate in three primary health care areas. First, the Company intends to manufacture and distribute external counterpulsation devices for the treatment of coronary artery disease. The Company intends to provide counterpulsation treatment through Company-owned and joint-venture clinical facilities. Second, the Company intends to acquire existing management service organizations ("MSO"s) to provide management assistance and other services to specialty medical groups, including those in the cardiology field. Finally, the Company intends to enter into joint ventures with third-parties, called "co-sourcing" arrangements, to provide cardiology services and support to hospitals, health maintenance organizations ("HMO"s), preferred provider organizations, and other physician groups.

  To date, the Company's activities have included the market analysis and development of its counterpulsation units and the raising of initial working capital. The Company has developed and prepared for market both the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for FDA 510(k) approval. The Company has financed its activities to date through the sale of its securities. The Company intends to commence commercial operations in the first quarter of 1999, subject to FDA approval of its counterpulsation units.

  The Company believes that it requires a minimum of $1,000,000 in order to carry out its market plan and to fund its working capital requirements for the next 12 months. The Company intends to finance its activities through the sale of its securities, including the private placement described below. In the event the Company is unable to obtain additional financing, the Company will be required to find areas within the Company in which to cut costs. Any cost cutting by the Company will have a negative impact on the introduction and marketing of the Company's counterpulsation units and the commencement of the Company's commercial operations.

  Over the next 12 months, assuming FDA approval of its counterpulsation units in the first quarter of 1999, the Company intends to make the counterpulsation technology available through a delivery system of customers who purchase the units and Company-owned and joint-ventured facilities. Each customer or facility is expected to provide two or more counterpulsation units to provide patients with easy access to treatment. Potential joint-venture partners include community and university hospitals, private practice groups, managed care organizations, including HMOs, diagnostic imaging centers and preventive cardiology centers. Staffing would include a cardiologist who will review the patient's history from the referring physician, examine the patient and formulate the counterpulsation treatment plan. In addition, specially trained nurses will be present in the center to monitor each patient's treatment. The Company intends to attract patients from referrals from physicians, insurance carriers, HMOs and hospitals, as well as self-referred patients. The facilities will not offer full service long-term cardiology management in an attempt to avoid competition with cardiologists, surgeons and hospitals.

  On June 3, 1998, the Company entered into a Letter of Intent with CarePoint Network, Inc., a Utah corporation ("CarePoint"), an MSO currently serving physician practices in two western states. In the third quarter of 1998, the Company elected to abandon its proposed acquisition of CarePoint based upon the results of further due diligence.

  On August 28, 1998, pursuant to the terms of a Settlement Agreement and Mutual Release with John P. Colonna, the Company purchased from Colonna 1,500 shares of the common stock of DSDS Group, Inc., a Florida corporation ("DSDS") for $18,000. As a result of this transaction, the Company currently owns 100% of the issued and outstanding common stock of DSDS.

  In November 1998, the Company commenced a private placement of shares ("Shares") of its Series A Preferred Stock. The Company intends to offer 235,294 shares of Series A Preferred Stock at a price of $8.50 per Share for the gross offering proceeds of approximately $2,000,000. The Shares are convertible into shares of the Company's Common Stock at the initial conversion price of $8.50 per share, subject to certain anti-dilution provisions. However, on December 31, 1999, the conversion price automatically adjusts to the lower of (i) 75% of the average last sale price of the Common Stock for the prior 30 trading days or
(ii) $6.38 per share. The Shares shall also be entitled to an annual dividend equal to 5% of the liquidation preference ($8.50) payable in cash or in shares of Series A Preferred Stock, at the option of the holder. The Shares shall have no voting rights and shall be redeemable by the Company at a price equal to the liquidation preference. All offers and sales of Shares in the private placement shall be made pursuant to Rule 506 under the Securities Act of 1933, as amended ("1933 Act") and shall be made only to "accredited investors" within the meaning of Rule 501 under the 1933 Act. Proceeds from the sale of the Shares shall be applied toward the marketing of the Company's counterpulsation units and towards working capital.

  All of the software products used in both the fixed and mobile versions of the Company's counterpulsation units are designed to function properly with respect to dates in the year 2000 and thereafter. During the first quarter of 1999, the Company intends to undertake an internal audit of those software products used internally by the Company to assess which systems need to be modified or replaced so that they will all be year 2000 compliant. However, the Company does not believe that the Year 2000 issue will have a material impact on its operations or revenues.

  This quarterly report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this quarterly report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions disclosed in the Company's Registration Statement on Form 10-SB/A, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Inapplicable.

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


                                    CPC of America, Inc.
                                     (Registrant)


Dated:  November 13, 1998           By:  /s/ ROD A. SHIPMAN
                                       -------------------------
                                       Rod A. Shipman,
                                       Chief Financial Officer