Form 10KSB40
period 1998-12-31
CPC OF AMERICA INC
filed 1999-03-31
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-24053


                             CPC of America, Inc.

                (Name of Small Business Issuer in its charter)


             Nevada                                      11-3320709
----------------------------------          ------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


       1133 Fourth Street
            Suite 200                                      34236
       Sarasota, Florida
----------------------------------          ------------------------------------
     (Address of principal                               (Zip Code)
      executive offices)

         Issuer's telephone number, including area code (941) 906-9546
                                                        --------------

Securities to be registered under Section 12(b) of the Act:

       Title of each class                     Name of each exchange on which
       to be so registered                     each class is to be registered

             None                                             N/A
----------------------------------          ------------------------------------


Securities to be registered under Section 12(g) of the Act:

                        Common Stock, $.0005 par value
-------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The market value of the voting stock held by non-affiliates of the registrant as of March 24, 1999 was approximately $13,117,500.

The number of shares of the Common Stock outstanding as of March 24, 1999 was 4,327,666.

                 Documents incorporated by reference:   None.

Part I

Item 1.  Description of Business.

  Unless otherwise indicated, all share information contained in this report has been adjusted to give effect for a two for one split of the outstanding shares of Common Stock effected on June 17, 1998. Unless otherwise indicated, all references to the Company includes its wholly-owned subsidiary, CPCA 2000, Inc., a Nevada corporation.

Business Development
--------------------

  CPC of America, Inc. (the "Company") was formed under the laws of the State of Nevada on April 11, 1996. Through its wholly-owned subsidiary, CPCA 2000, Inc., a Nevada corporation, the Company intends to manufacture and distribute external counterpulsation devices for the treatment of coronary artery disease. The Company also intends to provide counterpulsation treatment through Company-owned and joint-venture clinical facilities. The Company intends to enter into joint ventures with third-parties, called "co-sourcing" arrangements, to provide counterpulsation services and support to hospitals, health maintenance organizations ("HMO"s), preferred provider organizations ("PPO"s), and other physician groups. The Company also intends to establish regional and national management service organizations ("MSO"s) to provide an entity to manage its co-sourcing ventures. As of the date of this report, the Company has not acquired any MSOs or established any cardiology co-sourcing relationships, however, and as described further below, the Company has recently entered into an agreement to form an alliance with an existing MSO that provides services to over 100 cardiologists throughout South Florida.

  The Company's operations to date have consisted of the design and development of its counterpulsation unit and the raising of capital. Between March 1997 and February 1998, the Company conducted a private placement of units ("Units") of its securities, each Unit consisting of 20,000 shares of the Company's $.0005 par value common stock ("Common Stock") and common stock purchase warrants ("Unit Warrants") entitling its holders to purchase up to 40,000 shares of Common Stock at an exercise price of $1.75 per share. The Unit Warrants are exercisable at any time commencing on February 10, 1999 and expiring on December 31, 2000. As of March 24, 1999, warrants to purchase 45,000 shares of Common Stock have been exercised for the gross proceeds of $78,750. All sales of Units in the private placement were made pursuant to Rule 504 under the Securities Act of 1933, as amended ("1933 Act"). In that offering, the Company sold 34 Units at a price of $29,000 per Unit for the gross proceeds of $986,000. Proceeds from the sale of the Units were applied towards the development of the Company's counterpulsation units and towards working capital.

  On June 17, 1998, the Company conducted a two-for-one split of the outstanding shares of its Common Stock and, at the same time, effected a change in the par value of the Common Stock from $.001 per share to $.0005 per share. All share information set forth in this Report gives effect to the split and changes in par value as of June 17, 1998.

  In November 1998, the Company commenced a private placement of 235,294 shares of its Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock"), at a price of $8.50 per share, pursuant to Rule 506 under the 1933 Act. The Series A Preferred Stock has no voting rights. Each Series A Preferred Share is convertible into Common Stock at a conversion price of $8.50 per share, however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) seventy-five percent (75%) of the average last sale price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.38 per share. As of March 24, 1999, the Company had sold 39,294 shares of Series A Preferred Stock for the gross proceeds of $334,000. Proceeds from the sale of the shares were applied towards the Company's working capital.

  In November 1998, the Company transferred 100% of the issued and outstanding common stock of its wholly-owned subsidiary, DSDS Group, Inc., a Florida corporation, to a consultant in exchange for research and development engineering consulting services valued at approximately $60,000. The consulting services are to be performed over a six month period commencing in December 1998 and relate to the development of improvements to the CPCA 2000 and CPCA 2000M.

  The Company's executive offices are located at 1133 Fourth Street, Suite 200, Sarasota, Florida 34236; telephone number (941) 906-9546.

Business of the Issuer
----------------------

General

     The Company is engaged in the business of manufacturing and distributing external counterpulsation devices for the treatment of coronary artery disease. Counterpulsation is a non-invasive, atraumatic and non-toxic method of treating certain coronary disease states. Counterpulsation offers advantages over invasive treatment in terms of ease, risk and expense to the patient seeking relief from the symptoms of coronary artery narrowing.

     The Company intends to provide counterpulsation treatment through Company-owned and joint-venture clinical facilities. The Company intends to enter into joint ventures with third-parties, called "co-sourcing" arrangements, to provide cardiology services and support to hospitals, HMOs, PPOs, and other physician groups. A typical cardiology co-sourcing arrangement will partner the professional assistance of the Company with third-party technological and equipment resources to offer clients a complete array of cardiology services. The Company believes that through these co-sourcing arrangements, the Company can supply hospitals and other medical service providers with more efficient and cost-effective cardiology services.

     The Company also intends to establish MSOs to manage its co-sourcing ventures by acquiring and/or creating joint ventures and alliances with existing MSOs. These MSOs will be designed to own, operate and/or manage the technical and professional aspects of a hospital's or practice's counterpulsation center. The Company's MSOs will provide a wide range of professional and administrative services, including accounts receivable systems and collections, negotiations of and participation under managed care contracts, financial services, including payroll, bonus and pension plan management and financial reporting, medical information management services, marketing and business development, and executive management and support.

Background

     Coronary Artery Disease and Treatment

     Coronary artery disease is the most common cause of death in industrial nations. The coronary arteries serve the heart with oxygen and other nutrients. The progressive narrowing of these coronary arteries by increasing layers of fatty atherosclerotic plaque leads to heart attacks, brain failure and eventually death. It is estimated that coronary artery disease causes 700,000 deaths per year in the United States, approximately one-third of all mortality. The direct cost of coronary disease is great in terms of treatment expense, loss of earnings and productivity while the indirect costs are incalculable in terms of pain, suffering and limited lifestyles.

     Over 1.5 million people in the United States each year now undergo invasive intravascular analysis for coronary artery narrowing by the technique of angiography. A percentage of these patients undergo invasive surgical procedures such as angioplasty or artery bypass surgery, both designed to remedy coronary artery narrowing. Coronary angioplasty is an invasive process whereby a small balloon attached to a catheter is inserted into a clogged artery. The balloon is then inflated to compress plaque and to open the narrowed artery. The estimated cost per successfully-treated patient using the angioplasty method approaches $16,000 and many patients fail multiple attempts at angioplasty. Coronary artery bypass surgery involves supplementing the original arteries on the surface of the heart with additional conduits, or bypasses, which carry the blood around areas of blockage or narrowing. These bypasses or detours are frequently created by using veins harvested from the patient's leg or arteries harvested from the chest wall. This invasive procedure requires more lengthy hospitalization than angioplasty, carries a higher risk of complications, and can cost up to $50,000 per patient. Many bypass conduits close in the years following surgery requiring a return to medications, angioplasty, or repeat bypass attempts. There were at least 450,000 bypasses performed in the United States in 1996.

     Counterpulsation Technology

     Counterpulsation is significantly less invasive than both angioplasty and artery bypass surgery and is designed to reduce the need for these more complicated and costly procedures. Counterpulsation involves the rhythmic inflation and deflation of sets of balloons or cuffs wrapped around the muscles of the calves, thighs and buttocks. Inflation and deflation occurs in a sequential manner, progressing from the calves to the lower and upper thighs and then to the buttocks. The sequence of cuff inflation and deflation compresses the vascular beds and is timed to the beating of the patient's own heart through synchronization with the patient's electrocardiogram. Cuffs inflate sequentially and rapidly at the onset of diastole to prevent blood from being trapped in vascular beds. Cuffs deflate just before the heart squeezes, reducing the pressure against which the heart must pump and allowing the heart to eject blood more efficiently and completely. External counterpulsation is designed to increase the ease of work during the contraction phase and to increase blood flow during the relaxation phase of the cardiac cycle.

     Patients are typically treated with counterpulsation therapy during 35 one-hour outpatient visits or sessions, spanning four to seven weeks. During their treatments, the patients remain outside the hospital and are free to pursue work and other scheduled activities. Treatment success is observed by relief of symptoms, possible reduction in medication, increased exercise capacity on the treadmill, and elimination of areas of poor cardiac circulation. A course of counterpulsation treatments, with a total global cost of $7,500 or less, compares favorably with the higher risk, expense, pain, and lost productivity time associated with the invasive angioplasty and coronary bypass procedures.

     A 1992 study by doctors at Stony Brook University in New York showed that external-counterpulsation eliminated or reduced angina in over 80% of patients studied. In that study, doctors tested the clinical efficacy and tolerability of external-counterpulsation in 18 patients with incapacitating chronic angina. In all patients, treatment with external-counterpulsation was associated with a substantial improvement in symptoms, with more than 80% reporting a complete absence of symptoms while performing their usual activities. In addition, Thalium-201 stress testing (performed for the same exercise duration before and after external-counterpulsation treatment) showed complete resolution of ischemic defects in 12 patients (67%), a decrease in the area of ischemia in two (11%), and no change in four (22%). Thus, 14 patients (78%) had a reduction in myocardial ischemia as assessed by Thalium-201 imaging. In addition, stress test results using a treadmill showed a significant increase in exercise duration following external-counterpulsation treatment. The Company had no involvement with the above-mentioned study.

     Three years following the initial study, data from 17 of the original 18 patients was studied, including 13 of the 14 patients who had previously shown a reduction in myocardial ischemia. One of these 13 patients suffered a myocardial infarction and another underwent a revascularization procedure during the intervening period. The other 11 patients all remained free of limiting angina.

     In 1998, results of a study regarding the effectiveness of counterpulsation were reported in a section of the official program of the American Heart Association's 71st Scientific Sessions. The study involved a randomized, sham-controlled, double-blinded clinical trial of 139 patients with chronic angina. The study used standardized methodology to determine whether counterpulsation treatment had an effect on quality-of-life functions up to 12 months after completion of treatment. Of the 125 patients who entered the study, the group who received counterpulsation treatment demonstrated a 23% improvement in their quality-of-life 12 months after the completion of their treatment. The group that did not receive the counterpulsation treatment showed no improvement.

     Cardiology Co-Sourcing

     As a result of managed care and cost-containment programs, hospitals and other medical care providers that have turned to MSOs and outsourcing techniques frequently establish and maintain contracts with numerous service providers in order to purchase equipment and manage physicians, as well as for administrative and other non-medical support needs. However, the third-party manager or outsourcing firm's profitability is independent of the medical care provider; thus, conflict often occurs in this paradigm between managers and outsourcers who focus solely on practice profitability and care providers who must be responsive to the quality of care given to patients.

     In an effort to bridge the gap between the practice of medicine and the methods of cost-containment and efficiency, medical care providers have turned to a relationship called co-sourcing. In a typical cardiology co-sourcing arrangement, an MSO or other service provider creates a joint venture with a particular medical care facility, such as a hospital, clinic or private practice, which will provide cardiology care to the particular provider's patients. The joint venture will own and operate various aspects of the cardiology practice, depending on the level of the co-sourcing relationship. Professional co-sourcing requires the managing entity to be responsible for attracting, employing and retaining qualified cardiology physicians and professional support staff. In a technological co-sourcing relationship, the management entity owns, purchases, maintains and upgrades the cardiology lab and/or the treatment equipment. A global co-sourcing arrangement combines both technical and professional assistance. Thus, the key element present in the co-sourcing relationship is cooperation between the care manager and the care provider and the sharing of both the overall responsibilities and results of the practice.

     The primary benefits of co-sourcing relationships are similar to those sought after by other traditional methods of medical cost-containment: to lessen the costs of providing medical care, to increase profitability of the care provider and to increase the quality of the care generally. By utilizing the MSOs resources, health care providers are able to lower operating costs and spread the cost of providing medical care to other parties. Depending on the co-sourcing relationship utilized, the practice could also reduce or eliminate the need for additional investments in fixed infrastructure and equipment, as well as additional personnel needed to perform administrative functions such as billing, payroll, accounts receivable collection and other similar tasks. The overall objective is to allocate limited practice resources to the related goals of providing quality medical care and generating additional practice revenues.

     However, the significant difference between co-sourcing and traditional outsourcing and other practice management systems is that the medical practice or hospital avoids the adversarial relationships that can develop between care providers and MSOs or equipment suppliers. Because the MSO and the practice share both the costs of and, where permitted by applicable law, the revenues generated from the practice, the success or failure of the entire venture is equally dependent upon the ability of the MSO and the practice to work together. Thus, both sides have an interest in cooperating with one another to ensure that the practice is both efficient and quality-driven.

     Management Service Organizations

     Health care in the United States historically has been delivered by a fragmented system of health care providers, including hospitals, individual physicians and small groups of specialists and primary care physicians. The American Medical Association reports that approximately 565,000 physicians are actively involved in patient care in the United States, with a growing number participating in multi-specialty or single-specialty groups. Expenditures directly attributable to physicians are estimated at $246 billion, and national health care spending has been estimated by the Health Care Financing Administration to be in excess of $1 trillion in 1995.

     The focus on cost containment has placed many sole medical practitioners, small to mid-sized physician groups and single specialty group practices at a significant disadvantage because they typically have high operating costs relative to revenue and little purchasing power with vendors of supplies. These physician practices often lack the capital to purchase new clinical equipment and technologies, such as information systems, necessary to enter into sophisticated risk sharing contracts with payors. Additionally, these physicians generally have neither formal ties with other providers nor the ability to offer coordinated care across a variety of specialties, thus reducing their ability to compete with larger medical care providers.

     Concerns over the cost of health care has resulted in the rapid growth of managed care in the past several years. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and health care providers confront market pressures to provide high-quality health care in a cost-effective manner. Employer groups have begun to bargain collectively in an effort to reduce premiums and to bring about greater accountability of HMOs and providers with respect to accessibility, choice of providers, quality of care and other matters that are fundamental to consumer satisfaction.

     Given these changes in the health care systems, many payors and their intermediaries, including governmental entities and HMOs, are looking to outside providers of physician management services to develop and maintain quality outcome management programs and patient care data.

Counterpulsation Technology Market

     The target market for counterpulsation technology is vast. Approximately 7 million people are alive today who have a history of heart attack, angina pectoris or chest pain, with approximately another 350,000 diagnosed each year. This year, as many as 1,500,000 Americans are expected to have a heart attack, approximately 450,000 of which will die as a result of the heart attack. An estimated 500,000 coronary bypass procedures were performed in 1998. Of the current population of approximately 260 million people in the United States, approximately 70 million people (approximately 27%) suffer from some form of cardiovascular disease.

     Based upon this data, management believes that current market conditions could support approximately 5,000 counterpulsation units in the U.S. alone. The international patient base is estimated to be four times as large as the U.S.

Products and Services

     Counterpulsation Technology

     The Company has designed and, subject to FDA approval, intends to manufacture and market a counterpulsation device under the name CPCA 2000, as well as a mobile version of its counterpulsation device under the name CPCA 2000M. (See "Government Regulation and Supervision" for a more detailed discussion of the FDA approval process.) Distribution of the CPCA 2000 and CPCA 2000M will be conducted through joint ventures between the Company's sales groups and health care providers. In addition, joint-venture treatment centers will be organized and linked via an MSO which will provide central management services.

     Cardiology Co-Sourcing

     The Company's initial strategy is to seek only professional co-sourcing relationships through joint ventures with existing health care providers. In establishing these relationships, the Company anticipates creating joint ventures with hospitals, HMOs, PPOs or other care providers which offer or seek to offer counterpulsation treatment and related services. The Company and the care providers will divide the cost of establishing and/or maintaining a location, professional and support staff, billing services and other functions as may be agreed upon by the parties. In return, where permitted by applicable law, the Company will receive a portion of the care provider's revenue from cardiology services.

     The Company intends to establish MSOs to provide an entity to manage its co-sourcing ventures with providers of services. The MSOs will be designed to own,operate and/or manage the technical and professional aspects of a hospital's or practice's counterpulsation center. The MSO would manage various aspects of these treatment centers, including billing and accounts receivable, collection, managed care contracts, human resources and payroll services. The MSO would also provide pension and benefits expertise, equipment and technical expertise, information management and, if applicable, growth management and executive support. By providing these support and management functions, the Company believes that it will enable physicians to spend a higher proportion of their time with patients, thereby improving patient care and enhancing revenue.

     The Company's strategy is to either acquire or form a joint venture or alliance with an existing MSO. However, there can be no assurances that the Company will be able to find a suitable MSO candidate for acquisition or alliance or, that the Company will be able to secure the financing necessary for an acquisition. The Company intends to seek financing for the acquisitions of MSOs from both private and institutional investors and lenders. The Company currently has no commitments from any investors or lenders for the provision of acquisition financing and there can be no assurance that the Company will be able to obtain acquisition financing in the future as the need arises.

Marketing and Distribution

     The Company intends to engage third parties, through original equipment manufacturing ("OEM") relationships, to manufacture the CPCA 2000 and the CPCA 2000M under the Company's own label. The Company intends to commence marketing and distribution of its counterpulsation unit by establishing relationships with key providers and referring physicians across the nation, in geographically strategic locations. Potential joint venture partners would include selected community and university hospitals, private practice cardiology groups, managed care organizations including HMOs, diagnostic imaging centers, cardiac rehabilitation centers, and preventive cardiology centers.

     Distribution and marketing of the units will be accomplished through joint ventures between the Company's sales groups and clinics and institutions that will be purchasing its units. The Company's strategy is to sell one or more of its counterpulsation units to physicians, clinics and hospitals, with the Company receiving revenues from the proceeds of the sale as well as from service fees, licensing fees and co-sourcing revenues. The Company anticipates that it will need to employ approximately 10 full-time employees to develop and enhance the Company's sales, marketing and distribution efforts. The Company intends to grow its distributorship network through:

     .      Major cardiology groups
     .      HMO groups
     .      Major payor groups and insurance companies
     .      Other existing diagnostic and therapeutic companies and centers
     .      Co-sourcing relationships with major hospital chains
     .      National and international distribution agreements; and
     .      Internet commerce


     Following FDA approval of the CPCA 2000, the Company intends to initially focus its marketing efforts on the state of Florida. The Company believes that Florida has a relatively high concentration of eligible patients with the ability to pay before complete reimbursement by the payors is fully recognized. In addition, the Medicare population of Florida is approximately 1,400,000, which represents approximately 10% of the overall state population of 13,500,000.


Government Regulation and Supervision

     Counterpulsation Technology

     Clinical testing, manufacture and sale of the CPCA 2000 and CPCA 2000M is subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. Under the Medical Device Act of 1976, all medical devices are classified by the FDA into one of three classes, called Class I, II, or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject only to general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and performance standards established by the FDA, including postmarket surveillance, patient registries and FDA guidelines. Class III devices must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Both the CPCA 2000 and the CPCA 2000M are considered by the FDA to be a Class III device.

     Before a new medical device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a "510(k) premarket notification" or through a premarket approval application ("PMA"). Although Class III devices normally require FDA clearance through the PMA process, because counterpulsation devices are already on the market, newer versions, similar to the CPCA 2000, have been permitted to be marketed pursuant to the 510(k) premarket notification procedure. However, there is no assurance that the Company will continue to be eligible to utilize the 510(k) premarket notification process in the future or that the FDA will not in the future require the Company to submit a PMA, which would be a more costly, lengthy and uncertain approval process.

     Generally, 510(k) premarket notification clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a preamendment Class III medical device for which the FDA has not called for PMAs. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past, for example, by more frequently requiring clinical data. It generally can take from four to 12 months or longer from submission to obtain 510(k) premarket clearance. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k).

     Further, once FDA approval is obtained, the CPCA 2000 will be subject to pervasive and continuing regulation by the FDA, including various record keeping requirements and the requirement to report adverse experiences with the use of the device. The Company is also subject to inspection on a routine basis for compliance with the FDA's GMP regulations. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has recently finalized changes to GMP requirements that, among other things, add requirements for purchasing and pro-production design controls and maintenance of service records, which changes may therefore increase the cost of compliance.

     On November 12, 1998, the Company submitted to the FDA its final application for the CPCA 2000. The FDA responded to the application on February 10, 1999 with requests for clarification on certain issues and for additional data. The Company believes that it will receive FDA approval to market the CPCA 2000 in the second quarter of 1999. There can be no assurance, however, that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The commercial success of the CPCA 2000 is also dependent upon positive coverage policies by the Health Care Financing Administration ("HCFA"), which administers the Medicare program, as well as other third-party payors. In February 1999, the HCFA extended Medicare coverage to external counterpulsation treatment for Class III and Class IV patients with disabling angina who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions. However, there can be no assurance that counterpulsation treatment will continue to be covered by Medicare in these circumstances or that Medicare and other third-party payors will expand their coverage of counterpulsation treatment. Failure to obtain such coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, there are federal and state laws which regulate the financial relationships between manufacturers of medical devices and hospitals, physicians and other potential purchasers of medical devices. The federal Medicare and Medicaid anti-kickback statute prohibits financial relationships designed to induce the purchase, or arranging for or recommending the purchase, of items or services for which payment may be made under Medicare, Medicaid, or other federally funded state health care programs. The anti-kickback statute contains exceptions for, among other things, properly reported discounts and compensation for bona fide employees. In addition, federal regulations establish certain "safe harbors" from liability under the anti-kickback statute, including further refinements of the exceptions for discounts and employee compensation. The Company's future practices, in some cases, may not meet all of the criteria for a safe harbor from anti-kickback law liability. Other provisions of state and federal law provide civil and/or criminal penalties for presenting or causing to be presented for payment claims that are fraudulent or for items or services that were not provided as claimed. Because of the breadth of the statutory provisions described above, it is possible that some of the Company's business practices could be subject to scrutiny and challenge under one or more such laws. Such a challenge could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Management Service Organizations and Cardiology Co-Sourcing

     Various state and federal laws regulate the relationship between providers of health care services, physicians and other clinical services. As a business in the health care industry, the Company will be subject to these laws and regulations. Moreover, as a result of the Company's intention to provide both physician practice management services and medical support services, the Company may be the subject of more stringent review by the regulatory authorities. As a result, there can be no assurance that a review of the Company's or the affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians.

     The laws of many states prohibit business corporations such as the Company from practicing medicine as well as managing physicians. In those states where the Company intends to manage physicians, it intends to establish operations which it believes will be in material compliance with applicable laws. The Company will not exercise any influence or control over the practice of medicine by the physicians with whom it will manage. Accordingly, the Company believes that once it begins to provide practice management and medical support services, it will not be in violation of applicable state laws relating to the practice of medicine. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged. In addition to prohibiting the practice of medicine, numerous states prohibit entities like the Company from engaging in certain health care related activities, such as fee-splitting with physicians.

     There are state and federal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers that fraudulently or wrongfully bill governmental or other third party payors for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. The Company believes it will be in material compliance with such laws, but there can be no assurances that the Company's activities, once commenced, will not be challenged or scrutinized by governmental authorities. Moreover, technical Medicare and other reimbursement rules affect the structure of physician billing arrangements. The Company believes it will be in material compliance with such regulations, but upon review, regulatory authorities could conclude otherwise, and in such event, the Company may have to modify its relationship with its affiliated physician groups. Noncompliance with such regulations may adversely affect the operations of the Company and subject it and such physician groups to penalties and additional costs.

     Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Amendments," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-Kickback Amendments are broad in scope and have been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many otherwise legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. In particular, the Office of the Inspector General of the U.S. Department of Health and Human Services has expressed concern that the acquisition of physician practices by entities in a position to receive referrals from such physicians in conjunction with the physicians' continued practice in affiliation with the purchaser could violate the Anti-Kickback Amendments.

     In July 1991, in part to address concerns regarding the Anti-Kickback Amendments, the federal government published regulations that provide exceptions, or "safe harbors," for certain transactions that will be deemed not to violate the Anti-Kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Additional safe harbors were published in September 1993 offering protections under the Anti-Kickback Amendments to eight new activities, including referrals within group practices consisting of active investors. Although the Company believes that it is not in violation of the Anti-Kickback Amendments, some of its operations do not fit within any of the existing or proposed safe harbors.

     The Company believes that in the event it acquires or forms a joint venture or alliance with an MSO, although it intends to receive remuneration under management services agreements, it does not intend to be in a position to make or influence the referral of patients or services reimbursed under government programs to the physician groups. In certain states, the Company will be a separate provider of Medicare or state health program reimbursed services. To the extent the Company is deemed by state or federal authorities to be either a referral source or a separate provider under its management services agreements, the financial arrangement under these agreements could be subject to prosecution under the Anti-Kickback Amendments. Violation of the Anti-Kickback Amendments is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties, including the exclusion of violators from participation in Medicare or state health programs.

     Significant prohibitions against physician referrals were enacted, subject to certain exemptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exemptions, Stark II prohibits a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement, including the physician's own group practice. The designated health services include the provisions of radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, certain equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties. A physician's ownership of publicly traded securities of a corporation with equity exceeding $75 million as of the end of its most recent fiscal year is not deemed to constitute an ownership or investment interest in that corporation under Stark II.

     Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third party payor patients. The State of Florida, for instance, enacted the Patient Self-Referral Act in April 1992 that severely restricts patient referrals for certain services, prohibits mark-ups of certain procedures, requires disclosure of ownership in a business to which patients are referred and places other regulations on health care providers. The Company believes it is likely that other states will adopt similar legislation. Accordingly, operations in various jurisdictions may require the Company to comply with such jurisdictions' regulations, which could lead to structural and organizational modifications of the Company's relationships with physician groups. Such changes, if any, could have an adverse effect on the Company.

     Today, much of the revenue received by practices, and, in turn, by MSOs, is derived from payments made by government sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the intended operations of the Company. Congress passed a fiscal year 1995 budget resolution that calls for reductions in the rate of spending increases over the next seven years of $270 billion in the Medicare program and $182 billion in the Medicaid program. Through the Medicare program, the federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. The implementation of RBRVS may result in reductions in payment rates for procedures provided by physicians which may be managed by the Company. RBRVS-type payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. A broader implementation of such programs would reduce payments by private third party payors and could indirectly reduce the Company's operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost-containment measures and market changes in nongovernmental insurance plans, the Company may not be able to shift cost increases to nongovernmental payors. The Company may experience over time a reduction in per patient Medicare revenue received by certain of the physician groups which the Company intends to manage; however, the Company does not believe such reductions would, if experienced, result in a material adverse effect on the Company.

     In addition to current governmental regulation, the Clinton administration and several members of Congress have proposed legislation for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of such health care proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect the Company. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on the Company's business. It is not possible at this time to predict what, if any, reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As health care reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to the Company's agreements and operations. While the Company believes it will be able to restructure in accordance with applicable laws and regulations, the Company cannot be assured that such restructuring in all cases will be possible or profitable.

Competition

     Counterpulsation Technology

     At present, the Company is aware of only three other companies that are currently producing and marketing or intending to market a counterpulsation device similar to the CPCA 2000 or the CPCA 2000M: Vasomedical, Inc.; Cardiomedics, Inc., an affiliate of Trimedyne, Inc.; and Cardio-Vascular Electronics, Inc. The Company may also face limited competition from physicians
and treatment centers currently utilizing counterpulsation technology.   The
Company believes that theses competitors have only a limited presence in the market and that the market in general for counterpulsation devices is largely untapped. There can be no assurance, however, that the Company will be able to compete initially or on a continual basis with companies that are currently marketing counterpulsation devices or those that presently seek to enter into the counterpulsation device market. The inability of the Company to compete in the counterpulsation market would have a material adverse effect on the Company.

     Management of the Company estimates that counterpulsation therapy is presently used to treat only a small percentage of all patients with coronary artery diseases. Accordingly, the Company anticipates that the CPCA 2000 and the CPCA 2000M will indirectly compete with more mainstream cardiology treatment techniques, such as angiography, coronary angioplasty, coronary artery bypass surgery and medication. While counterpulsation does not replace the need for these services in all cases, a percentage of coronary artery disease can be successfully treated using an alternative to invasive procedures, such as counterpulsation treatment.

     Cardiology Co-Sourcing

     There are currently a limited number of public and private companies who provide cardiology co-sourcing services, including Vivra and Raytel. However, other companies have utilized the co-sourcing concept in other areas, such as food service, pharmacies, emergency rooms, radiation therapy, oncology, physical therapy, dialysis, laboratory services and surgical services. Some of these companies include Marriott, Cardinal, Equimed, Inc., Dynecare Diagnostic Health, Prime Medical and National Surgery Centers. Many of these companies have established co-sourcing relationships with hospitals as a point of service partner.

Patents and Trademarks

     At present, the Company has submitted applications to patent the CPCA 2000 and its counterpulsation technology and has already received a trademark on the name "CPCA 2000." The Company's ability to compete successfully depends, in part, on its ability to protect the proprietary technology contained in its products. The Company will rely upon a combination of patent, trade secret, copyright and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in its counterpulsation devices and other technology, as well as its trade names and other similar property. The Company also intends to enter into confidentiality and/or license agreements with its employees, manufacturers, distributors, customers and suppliers, and will limit access to and distribution of its proprietary information. If and when implemented, these measures will only afford the Company limited protection, as there can be no assurance that any steps taken by the Company to protect these proprietary rights will be adequate to prevent misappropriation of its technology or the independent development by others of similar technology. In addition, although the Company believes that there currently are no infringement claims against the Company and no grounds for the assertion of such claims, the cost of responding to any such assertion could be significant.

Research and Development

     Since inception, the Company's research and development expenses have amounted to approximately $981,000. These expenditures have included the design and development of both the CPCA 2000 and the CPCA 2000M, as well as the submission of both of these units to the FDA for approval. At present, none of these research and development expenses have been borne by customers as the Company has not begun to market or sell its products and services.

Employees

     As of the date of this report, the Company and its subsidiary employed two persons consisting of its two executive officers. Neither of these employees are represented by a union or subject to a collective bargaining agreement. The Company has not experienced a work stoppage and the Company believes that its relationship with its employees is good.

Item 2.  Description of Property.

     The Company's executive offices are located in Sarasota, Florida and consist of approximately 1,000 square feet which the Company rents on a month to month basis.

Item 3.  Legal Proceedings.

     In June 1998, the Company was named as a defendant in a lawsuit brought by Charles M. O'Rourke, the Company's former attorney, in the United States District Court for the Eastern District of New York. The lawsuit also named as a defendant Rod Shipman, the Chief Executive Officer of the Company. The lawsuit alleges that Mr. O'Rourke performed various legal services for the Company for which he was to receive as payment both shares of Common Stock and options to purchase shares of Common Stock. The complaint alleges that the Company deprived Mr. O'Rourke of the value of his shares by refusing to allow Mr. O'Rourke to sell his shares under Rule 144 of the 1933 Act. Mr. O'Rourke alleges causes of action for breach of contract, fraud, breach of fiduciary duty, conversion, unjust enrichment and for declaratory and injunctive relief. Mr. O'Rourke seeks damages in an amount in excess of $966,000.

     The Company has filed an answer and a counterclaim against Mr. O'Rourke, seeking the return of both the shares of Common Stock and the options on the grounds that Mr. O'Rourke failed to provide adequate consideration for the securities. The Company intends to vigorously defend against Mr. O'Rourke's allegations and prosecute its counterclaim. The Company believes that a determination of the lawsuit adverse to the Company will not have a materially adverse effect on the financial condition or operations of the Company.

     On February 1, 1999, the Company filed a lawsuit against Partner Provider Health, Inc. ("PPH") and its parent company, TLC The Laser Center, Inc., a Canadian corporation, alleging breach of contract, misrepresentation and fraud. In its complaint, the Company alleges that in August 1998, the Company and PPH organized a Delaware limited liability company under the name of HeartMed, LLC ("HeartMed") to provide managed health care and related practice management in the area of cardiology disease management. In September 1998, PPH and the Company entered into an Operating Agreement providing for the operation and management of HeartMed and its business. At the same time, HeartMed entered into a Management Services Agreement with PPH pursuant to which PPH was to act as the managing member of HeartMed. In its complaint the Company further alleges that soon thereafter, in or about September 1998, PPH abandoned its duties and obligations under the Operating Agreement and Management Services Agreement, thereby expressing to the Company its intention to terminate its participation in the HeartMed joint venture.

     The Company alleges that PPH's breach of the Management Services Agreement has caused the Company to lose profits from the sales and leasing of its CPCA 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders of the Company during the fourth quarter of fiscal year 1998.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "CPCF" since February 18, 1998. Set forth below are high and low closing prices for the Company's Common Stock for each quarter during the fiscal year ended December 31, 1998. The quotations listed below have been adjusted to provide for the two for one stock split which was effected in June 1998. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions:

     Quarter Ended                                  High     Low
     -------------------------------------------   ------   ------
     March 31, 1998 (since February 18, 1998)      $ 3.125  $ 1.50
     June 30, 1998                                 $14.75   $ 2.375
     September 30, 1998                            $15.62   $ 8.62
     December 31, 1998                             $ 8.62   $ 3.75

     As of March 24, 1999, there were approximately 43 record holders and approximately 400 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     During the fiscal year ended December 31, 1998, the Company sold unregistered shares of its Common Stock in the following transactions:

     A. From March 1997 to February 1998, the Company conducted a private placement of units of its securities ("Units"), each Unit consisting of 20,000 shares of Common Stock and warrants to purchase up to 40,000 shares of Common Stock at an exercise price of $1.75 per share. The warrants are exercisable at any time commencing on February 10, 1999 and expiring on December 31, 2000.
The Units were offered at a price of $29,000 per Unit. In the private placement, the Company sold thirty-four (34) Units to twenty-seven (27) investors. The gross proceeds of the private placement were $986,000, including the conversion of $70,000 of indebtedness. There was no underwriter involved in this placement. The issuance was conducted pursuant to Rule 504 under the 1933 Act.

     B. In April 1998, the Company issued to its president and to its key consultant each an option to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share. Options to purchase 200,000 shares of Common Stock are immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on the next nine anniversaries of the date of grant. The options expire on April 22, 2008. There was no underwriter involved in these issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

     C. In April 1998, the Company issued to five consultants of the Company options to purchase an aggregate of 137,000 shares of Common Stock at an exercise price of $2.50 per share. All of the options are immediately exercisable except for options to purchase 80,000 shares granted to one consultant, of which options to purchase 16,000 shares of Common Stock are immediately exercisable and options to purchase 16,000 shares vest and first become exercisable on the next four anniversaries of the date of grant. The options expire on April 22, 2003. There was no underwriter involved in these issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

     D. In October 1998, the Company issued an aggregate of 15,000 shares of Common Stock upon the exercise of stock options to one of its officers and to a consultant. The exercise price paid to the Company ranged from $1.125 to $2.50 per share. There was no underwriter involved in this issuance. The issuance was conducted pursuant to Section 4(2) of the 1933 Act.

     E. In September 1998, the Company issued to two consultants options to purchase an aggregate of 10,000 shares of Common Stock at an exercise price of $9.00 per share. All of the options are immediately exercisable and expire on September 30, 2003. There was no underwriter involved in these issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.

     F. In November 1998, the Company issued an aggregate of 42,000 shares of Common Stock upon the exercise of stock options to three consultants of the Company. The exercise price paid to the Company ranged from $1.125 to $2.50 per share. There was no underwriter involved in this issuance. The issuance was conducted pursuant to Section 4(2) of the 1933 Act.

     G. In November 1998, the Company commenced a private placement of shares of its Series A Preferred Stock at a price of $8.50 per share. As of March 24, 1999, the Company has sold 39,294 shares of Series A Preferred Stock for the aggregate proceeds of $334,000. The placement is being conducted pursuant to Rule 506 under the 1933 Act. There is no underwriter involved in the private placement .

     H. In December 1998, the Company issued to a consultant options to purchase up to 5,000 shares of Common Stock at an exercise price of $4.625 per share. All of the options are immediately exercisable and expire on December 31, 2003. There was no underwriter involved in these issuances. The issuances were conducted pursuant to Section 4(2) of the 1933 Act.



Item 6.  Management's Discussion and Analysis or Plan of Operation.

General
-------

     To date, the Company's activities have included the market analysis and development of its counterpulsation units and the raising of initial working capital. The Company has developed and prepared for market both the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for FDA 510(k) approval. The Company has financed its activities to date through the sale of its securities. See "Item 4, Part II - "Recent Sales of Unregistered Securities" for a description of the Company's sale of shares of its securities since inception. The Company intends to commence commercial operations in the second quarter of 1999, subject to FDA approval of its counterpulsation units.

     Over the next 12 months, following FDA approval of its counterpulsation units, the Company intends to make the counterpulsation technology available through a delivery system of company-owned and joint-ventured facilities. In addition, the Company intends to market is counterpulsation units to existing facilities through national and international distributors. Each company-owned and joint-ventured facility will provide two or more counterpulsation units to provide patients with easy access to treatment. Potential joint-venture partners include community and university hospitals, private practice groups, managed care organizations, including HMOs, diagnostic imaging centers and preventive cardiology centers. Staffing would include a cardiologist who will review the patient's history from the referring physician, examine the patient and formulate the counterpulsation treatment plan. In addition, specially trained nurses will be present in the center to monitor each patient's treatment. The Company intends to attract patients from referrals from physicians, insurance carriers, HMOs and hospitals, as well as self-referred patients. The facilities will not offer full service long-term cardiology management in an attempt to avoid competition with cardiologists, surgeons and hospitals.

     In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $1,000,000 of capital in order to fund its plan of operations over the next 12 months. The Company expects to obtain the working capital it needs from both the present private placement of Series A Preferred Stock as well as from the exercise of currently outstanding warrants. See Item 1, "Description of Business - Business Development." There can be no assurance, however, that the Company will be able to obtain sufficient additional capital, either through the present private placement, the exercise of warrants or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 1998 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

Year 2000
---------

     The Company utilizes computer software programs and operating systems, including applications used in operating the CPCA 2000 and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even replacement of such applications, may be necessary. The Company has performed an audit of its computer systems to assess the scope of the Company's risks and bring its applications into compliance. Following the completion of that audit, management of the Company believes that all of the Company's and its third party systems are Year 2000 compliant. Management estimates that the cost to the Company of performing its Year 2000 audit is $5,000 and that the costs of bringing all of its software programs into compliance with the Year 2000 is $25,000.

Forward Looking Statements
--------------------------

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

Item 7.  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants.......................20

Consolidated Balance Sheet at December 31, 1998..........................21

Consolidated Statements of Operations for the years ended December 31,
   1998 and 1997 and cumulative from inception (April 11, 1996) to
   December 31, 1998.....................................................22

Consolidated Statements of Shareholders' Equity (Deficit) from inception (April 11, 1996) to December 31, 1998.......................23

Consolidated Statements of Cash Flows for the years ended December 31,
   1998 and 1997 and cumulative from inception (April 11, 1996) to
   December 31, 1998.....................................................24

Notes to Consolidated Financial Statements...............................25

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheet of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years ended December 31, 1998 and for the period from inception (April 11, 1996) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. and subsidiaries as of December 31, 1998, and the results of their consolidated operations and cash flows for each of the two years ended December 31, 1998 and for the period from inception (April 11, 1996) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and remains in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern Management's plans regarding those matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 4, 1999

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheet

                                                                   December 31,
                                                                       1998
                                                                   ------------
                            ASSETS
Current assets:
   Cash and equivalents                                             $    49,864
   Prepaid and other                                                    147,095
                                                                    -----------
      Total current assets                                              196,959

Equipment, net of accumulated depreciation of $4,181                     11,239

Other                                                                     5,608
                                                                    -----------
                                                                    $   213,806
                                                                    ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    40,744
                                                                    -----------
      Total current liabilities                                          40,744
                                                                    -----------

Commitments and contingencies                                            -

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, $.001
      par value, 8,824 issued and outstanding                                 9
   Common stock, 20,000,000 shares authorized, $.0005
      par value, 4,327,666 shares issued and outstanding                  2,164
   Additional paid-in capital - preferred                                99,991
   Additional paid-in capital - common                                1,253,386
   Deficit accumulated during the development stage                  (1,182,488)
                                                                    -----------
      Net shareholders' equity                                          173,062
                                                                    -----------
                                                                    $   213,806
                                                                    ===========

  The accompanying notes are an integral part of these financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations

                                                                       Cumulative
                                                                      from inception
                                         Year ended    Year ended   (April 11, 1996)
                                        December 31,  December 31,   to December 31,
                                            1998          1997            1998
                                        ------------  ------------  ----------------
Costs and expenses:
  Research and development                $ 531,807     $ 393,772     $   981,060
  General and administrative                116,256        57,600         176,256
  Depreciation and amortization               4,947        13,409          18,444
                                          ---------     ---------     -----------
Operating loss                             (653,010)     (464,781)     (1,175,760)
                                          ---------     ---------     -----------
Other income (expense):
  Interest expense                            -            (5,833)         (7,000)
  Embedded interest expense                 (25,000)        -             (25,000)
  Interest income                            11,790        12,305          24,152
                                          ---------     ---------     -----------
                                            (13,210)        6,472          (7,848)
                                          ---------     ---------     -----------
Loss before minority interest              (666,220)     (458,309)     (1,183,608)
Minority interest                               640           480           1,120
                                          ---------     ---------     -----------
Net loss                                  $(665,580)    $(457,829)    $(1,182,488)
                                          =========     =========     ===========
Basic and diluted net loss per share      $   (0.16)    $   (0.12)
                                          =========     =========
Basic and diluted weighted average
  number of common shares outstanding     4,285,471     3,838,046
                                          =========     =========

  The accompanying notes are an integral part of these financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Deficit)
              From inception (April 11, 1996) to December 31, 1998

                                             Preferred Stock                    Common Stock
                                        -------------------------   -----------------------------------
                                                        Amount                           Amount
                                                    -------------               -----------------------
                                         Number      Per              Number         Per
                                        of Shares   Share   Total   of Shares       Share        Total
                                        ---------   -----   -----   ---------   -------------   -------
Initial capitalization                      -       $ -     $ -     2,400,000   $      0.0005    $1,200
Issuance of common stock for a note         -         -       -       300,000          0.0005       150
Issuance of common stock for cash           -         -       -       100,000            0.05        50
Issuance of common stock for services       -         -       -       764,000            0.05       382
Net loss for 1996                           -         -       -         -              -            -
                                          -----             -----   ---------                    ------
Balance, December 31, 1996                  -         -       -     3,564,000                     1,782

Exercise of options                         -         -       -        26,666           1.125        13
Issuance of common stock for cash and
  conversion of note payable ($77,000)      -         -       -       640,000            1.45       320
Payment of note receivable from
  shareholder                               -         -       -         -              -            -
Net loss for 1997                           -         -       -         -              -            -
                                          -----             -----   ---------                    ------
Balance, December 31, 1997                  -         -       -     4,230,666          -          2,115

Exercise of options                         -         -       -        57,000    1.125 - 2.50        29
Issuance of common stock for cash           -         -       -        40,000            1.45        20
Issuance of preferred stock for cash      8,824      8.50       9       -              -            -
Additional paid-in capital related to
   embedded interest                        -         -       -         -              -            -
Contribution of officer's salary            -         -       -         -              -            -
Net loss for 1998                           -         -       -         -              -            -
                                          -----             -----   ---------                    ------
Balance, December 31, 1998                8,824             $   9   4,327,666                    $2,164
                                          =====             =====   =========                    ======

                                                                                 Deficit
                                           Note       Additional   Additional  Accumulated       Net
                                        Receivable      Paid-in     Paid-in    During the    Shareholders'
                                           from        Capital -   Capital -   Development      Equity
                                        Shareholder     Common     Preferred      Stage        (Deficit)
                                        -----------   ---------   ----------   -----------   -------------
Initial capitalization                    $   -       $    -        $  -       $    -          $   1,200
Issuance of common stock for a note          (150)         -           -            -              -
Issuance of common stock for cash             -            4,950       -            -              5,000
Issuance of common stock for services         -           37,818       -            -             38,200
Net loss for 1996                             -            -                       (59,079)      (59,079)
                                          -------     ----------    -------    -----------     ---------
Balance, December 31, 1996                   (150)        42,768       -           (59,079)      (14,679)

Exercise of options                           -           29,987       -            -             30,000
Issuance of common stock for cash and
  conversion of note payable ($77,000)        -          927,680       -            -            928,000
Payment of note receivable from
  shareholder                                 150          -           -            -                150
Net loss for 1997                             -            -                      (457,829)     (457,829)
                                          -------     ----------    -------    -----------     ---------
Balance, December 31, 1997                    -        1,000,435       -          (516,908)      485,642

Exercise of options                           -          114,971       -            -            115,000
Issuance of common stock for cash             -           57,980       -            -             58,000
Issuance of preferred stock for cash          -            -         74,991         -             75,000
Additional paid-in capital related to
   embedded interest                          -            -         25,000         -             25,000
Contribution of officer's salary              -           80,000       -            -             80,000
Net loss for 1998                             -            -           -          (665,580)     (665,580)
                                          -------     ----------    -------    -----------     ---------
Balance, December 31, 1998                $   -       $1,253,386    $99,991    $(1,182,488)    $ 173,062
                                          =======     ==========    =======    ===========     =========

  The accompanying notes are an integral part of these financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                   Cumulative
                                                                                 from inception
                                                   Year ended     Year ended    (April 11, 1996)
                                                  December 31,   December 31,    to December 31,
                                                      1998           1997             1998
                                                  ------------   ------------   ----------------
Cash flows from operating activities:
  Net loss                                          $(665,580)     $(457,829)    $(1,182,488)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Minority interest                                    (640)          (480)         (1,120)
    Depreciation and amortization                       4,947         13,409          18,444
    Embedded interest expense                          25,000          -              25,000
    Contribution of officer's salary                   80,000          -              80,000
    Gain on disposition of Tercero                      -            (15,679)        (15,679)
    Issuance of common stock for services               -              -              38,200
    Sale of Tercero - assignment of payables            -             55,678          55,678
    Increase in other assets                          (62,000)       (29,344)        (93,326)
    Increase in accounts payable                       28,072         10,020          41,224
    (Decrease)/increase in accrued expenses           (10,000)        26,000          16,000
    Increase in accrued interest                        -              5,833           7,000
                                                    ---------      ---------     -----------
    Net cash used by operating activities            (600,201)      (392,392)     (1,011,067)
                                                    ---------      ---------     -----------
Cash flows from investing activities:
  Tercero acquisition/sale                              -                  1         (49,999)
  DSDS acquisition                                    (18,000)       (61,000)        (79,000)
  Capital expenditures                                  -            (13,662)        (15,420)
                                                    ---------      ---------     -----------
    Net cash used by investing activities             (18,000)       (74,661)       (144,419)
                                                    ---------      ---------     -----------
Cash flows from financing activities:
  Proceeds from notes to shareholders                   -              -              73,000
  Proceeds from note receivable from shareholder        -                150             150
  Payments on note payable to shareholder               -             (3,000)         (3,000)
  Exercise of options                                 115,000         30,000         145,000
  Issuance of preferred stock                          75,000          -              75,000
  Issuance of common stock                             58,000        851,000         915,200
                                                    ---------      ---------     -----------
    Net cash provided by financing activities         248,000        878,150       1,205,350
                                                    ---------      ---------     -----------
Net (decrease) increase in cash                      (370,201)       411,097          49,864

Cash, beginning of period                             420,065          8,968           -
                                                    ---------      ---------     -----------
Cash, end of period                                 $  49,864      $ 420,065     $    49,864
                                                    =========      =========     ===========
Non-cash investing and financing activities:
  Issuance of common stock for note receivable      $   -          $   -         $       150
  Debt to equity conversion                         $   -          $  77,000     $    77,000
  Acquisition of minority interest                  $  18,000      $  15,250     $    33,250
  Sale of Tercero - elimination of goodwill         $   -          $ (40,000)    $   (40,000)

  The accompanying notes are an integral part of these financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                               December 31, 1998

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

   On July 25, 1997, the Company acquired 80% of DSDS Group, Inc. ("DSDS"). The sole owner of DSDS, John P. Colonna, served as a technical and engineering consultant to the Company. DSDS has no operating history and its only assets consist of two patents relating to a self-destructing single-use syringe.
   The patents have approximately 16 years remaining before expiration, and were deemed to have a fair value of $76,250. The Company purchased its interest in DSDS for a total price of $61,000, of which $25,000 was paid in cash at the closing, and $36,000 was to be paid by the Company in 18 equal monthly installments. The transaction was accounted for as a purchase of DSDS by the Company and, accordingly, the accompanying financial statements include the amounts and operations of the Company from its inception and of DSDS from July 25, 1997. In September 1998, the Company purchased the remaining 20% interest of DSDS for $18,000 cash. The pro forma summary combining the results of operations of the Company and DSDS as if the acquisition had occurred at the inception of CPC (April 11, 1996) would be the same as the accompanying financial statements since DSDS had no operations. On December 1, 1998, the Company sold DSDS for its book value of $60,000 to a consulting firm that has been providing research and development activities to the Company since early 1998. In consideration for the acquisition of DSDS, this R & D consulting firm will provide $60,000 worth of consulting services to the Company through May 1999.

   In December 1996, the Company acquired 90% of the outstanding and issued shares of Tercero Corporation ("Tercero"), a public shell, for $50,000 cash. Tercero was incorporated under the laws of the state of Nevada on November 6, 1995. From inception, Tercero has been inactive, has operated no business, and held no assets or liabilities. On December 31, 1997, the Company sold Tercero for $1 and the assumption of $55,678 in legal fees incurred by Tercero in 1997. The Company recognized a gain of $15,679 on the disposition, after amortization of $10,000 goodwill.

   In June 1998 CPC formed CPCA 2000, Inc., a Nevada corporation ("CPCA") to serve as the Company's wholly-owned operating subsidiary. The Company transferred all of its assets and liabilities to CPCA.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


1. Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------

   Principles of consolidation
   ---------------------------

   The accompanying consolidated financial statements include the amounts of the Company and its subsidiaries: Tercero, from December 1996 through December 1997, DSDS, from July 1997 through November 1998 and CPCA, from June 1998.

   Cash and equivalents
   --------------------

   The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

   Patents and trademarks
   ----------------------

   The patents are stated at cost and are amortized using the straight-line method over their remaining economic useful lives, which has been estimated to be sixteen years. The trademark is stated at cost and was filed in late 1997. Amortization will begin in 1998 using the straight-line method over its economic useful life, which is estimated at ten years.

   Equipment
   ---------

   Depreciation expense is provided over the estimated useful life of 5 years using the straight-line method.

   Use of estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Income taxes
   ------------

   The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with SFAS 109.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


1. Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------

   Research and development costs
   ------------------------------

   Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2, "Accounting for Research and Development Costs".

   Basic and diluted net loss per share
   ------------------------------------

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

   Stock-based compensation
   ------------------------

   The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

   Reclassification of prior year amounts
   --------------------------------------

   Certain prior year balances have been reclassified to conform to the current year presentation.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


2. Shareholders' equity
-----------------------

   Series A Preferred stock
   ------------------------

   In November 1998, the Company offered in a private placement memorandum Series A preferred stock at $8.50 per share. As of December 31, 1998, the Company sold 8,824 shares for net proceeds of $75,000. The Series A Preferred stock has no voting rights. Each Series A share is convertible into one common share at $8.50 per share; however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) 75% of the average last sale price of the common stock for the 30 trading days immediately preceeding such date as reported on any stock exchange or (ii) $6.38 per share. In the event of a liquidation of the Company, the holders of the Series A shares shall be entitled to receive a liquidation preference payment of $8.50 per share; before any payment is made to the holders of the common stock. The Company has recorded $25,000 as additional paid-in capital for the discount related to the embedded interest in the preferred stock and fully amortized the expense in the fourth quarter, when the stock was issued. This interest expense is included in the caption "Embedded interest expense" in the accompanying 1998 statement of operations.

   Common stock
   ------------

   In June 1998, the Company effected a two-for-one stock split, decreasing the par value to $.0005 per share. The number of authorized shares remained at 20,000,000. All share information reported in these financial has been adjusted to reflect the two-for-one stock split.

   In March 1997, the Company offered in a private placement memorandum 35 units at $29,000 per unit. Each unit consists of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. As of December 31, 1998, the Company sold 34 units, including 3 units in conversion of notes payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into 3 units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance.

   In December 1996, the Company issued 4,000 shares of common stock to its attorney for payment of $200 in legal fees.

   In October 1996, the Company issued 760,000 shares of common stock to related parties in payment of $38,000 in consulting fees rendered in 1996.

   In May 1996, the Company sold to its founders 2,400,000 shares of common stock for $.0005 cash per share and 300,000 shares for a $150 note receivable. In September 1996, the Company sold 100,000 shares of common stock for $.005 cash per share to one of its founders.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


2. Shareholders' equity (continued)
-----------------------------------

   Stock options
   -------------

   The Company has granted options to purchase its common stock to its founders. The option prices at the time of grant were at or above the fair value of the Company's common stock. A summary of stock option activity follows:

                                            Number of              Price
                                            Options              Per Share           Expiration
                                            -----------         -------------        -----------
Inception (April 11, 1996)                           -                      -                  -

Granted                                      4,420,000          $1.125 - 1.25        1997 - 2006
                                            ----------          -------------
Outstanding at December 31, 1996             4,420,000          $1.125 - 1.25        1997 - 2006
                                            ----------          -------------
Exercised                                      (26,666)             $1.125
Expired                                       (200,000)             $1.18
                                            ----------          -------------
Outstanding at December 31, 1997             4,193,334          $1.125 - 1.25            2006
                                            ----------          -------------
Granted                                      4,152,000          $ 1.25 - 9.00            2008
Exercised                                      (57,000)         $1.125 - 2.50            2003
Canceled                                    (1,173,334)             $1.125
                                            ----------          -------------        -----------
Outstanding at December 31, 1998             7,115,000          $1.125 - 9.00        2003 - 2008
                                            ==========          =============        ===========
Exercisable at December 31, 1998             3,251,000          $1.125 - 9.00        2003 - 2008
                                            ==========          =============        ===========

   Included in total options granted in 1998 and 1996 are 2,000,000 and 1,000,000, respectively, options granted to employees. Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


2. Shareholders' equity (continued)
-----------------------------------

   Stock options (continued)
   -------------------------

   The following information applies to employee options outstanding at December 31, 1998:

                                                       Weighted                          Weighted
                                       Average         average                            average
                      Number          remaining        exercise          Number          exercise
                   Outstanding      life (years)        price         Exercisable          price
                   -----------      ------------       --------       -----------        --------
Options              2,990,000                8           $2.05         1,190,000            $1.36
                    ==========      ============       ========       ===========        =========

   The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1996, respectively: risk-free interest rate of 6% and 9%; volatility of 50% and 200%; and a weighted fair value of $1.26 and $.001.

   Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                       1998                 1997
                                                  -------------         ------------
Net loss
       As reported                                  $  (665,580)           $(457,829)
       Pro forma                                    $(1,539,580)           $(457,829)

Basic and fully diluted loss per share
       As reported                                  $     (0.16)           $   (0.12)
       Pro forma                                    $     (0.36)           $   (0.12)

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


3. Basic and diluted net loss per share
---------------------------------------

   The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                       1998             1997
                                                                    ----------       ----------
Basic and diluted loss per share:
---------------------------------

 Numerator
 ---------
      Net loss                                                      $ (665,580)      $ (457,829)
                                                                    ----------       ----------
 Denominator
 -----------
      Basic and diluted weighted average number of
      common shares outstanding during the period                    4,285,471        3,838,046
                                                                    ----------       ----------
Basic and diluted loss per share                                        $(0.16)          $(0.12)
                                                                    ==========       ==========
   Incremental common shares (not included in denominator
   of diluted earnings per share calculation due to their
   antidilutive nature) attributable to exercise of:
         Outstanding options                                         7,115,000        4,193,334
         Outstanding warrants                                        1,360,000        1,280,000
                                                                    ----------       ----------
                                                                     8,475,000        5,473,334
                                                                    ==========       ==========

4. Income taxes
---------------

   The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 1998 and 1997 there is no difference between income tax expense and the amount computed by applying the federal statuatory income tax rate.

   At December 31, 1998, the Company has a net operating loss carryforward for federal tax purposes of $1,157,000 which, if unused to offset future taxable income, will expire in 2012 and 2013.

   The Company had deferred tax assets of $405,000 and $175,000 at December 31, 1998 and 1997, respectively, relating to its net operating loss. A valuation allowance has been recognized to offset all of the related deferred tax asset due to the uncertainty of realizing the benefit.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements


5. Commitments
--------------

   Lease
   -----

   The Company leases office space on a month-to-month basis at $95 per month. Actual rent expense was $1,860 in 1998 and $475 in 1997.


   Consulting agreements
   ---------------------

   In January 1997, the Company entered into a consulting agreement with its financial advisor, a related party, for five years at $5,000 per month. The agreement was revised in November 1997 to $8,000 per month and in April 1998 to $10,000 per month.Options to purchase 1,000,000 shares of common stock at an exercise price of $2.50 per share were also granted under the April 1998 revision agreement, with an additional 1,000,000 options to be granted if the agreement is extended for an additional five year term. The options vest and become exercisable in five equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years. As of December 31, 1998, the Company has prepaid a company controlled by this related party $70,000 for research and development costs to be provided in 1999.

   In April 1998, the Company entered into an employment agreement with its President and CEO for five years with a five year extension option. The agreement provides for a base salary of $10,000 per month beginning May 1998, to be paid when the Company begins recording revenues. In December 1998, the Company's president elected to contribute his accrued salary of $80,000 to the Company. Options to purchase 1,000,000 shares of common stock at an exercise price of $2.50 per share were granted under the agreement, with an additional 1,000,000 options to be granted if the agreement is extended for an additional five year term. The options vest and become exercisable in five equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years.

6. Going concern
----------------

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported losses from its inception, is still in the development stage and does not have sufficient cash to cover its current operating needs. The Company is continuing the offering of its Series A Preferred Stock to raise the additional capital it will require to meet its obligations in 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the directors and officers of the Company.

         Name                       Age                      Position
Rod A. Shipman                      49             President, Secretary and Director
Rafe Cohen                          51             Treasurer and Director
William C. Lievense                 51             Director

         Mr. Shipman has been the President, Chief Executive Officer and Secretary of the Company since January 1997 and has been a director of the Company since its inception in May 1996. Mr. Shipman has over 20 years of experience in the medical industry. Since August 1994, Mr. Shipman has been the President and Chief Executive Officer of R.A. Shipman & Associates, L.L.C., a health care consulting firm. From January 1993 to July 1994 he served as Senior Vice President and Chief Operating Officer of MRI Medical Diagnostics, a Colorado corporation that provided imaging and nuclear medical services and operated a senior retirement facility. Mr. Shipman also served as a director of that company from May 1993 to June 1994. From January 1991 to September 1992, Mr. Shipman served as the President and Chief Operating Officer of Southern California Imaging Services, a private mobile diagnostic imaging and service company. From 1978 to 1990 he served in various positions including Business Manager, Controller, Account Executive and District Manager with Philips Medical Systems, CGR Medical Systems, ADAC Laboratories and Picker, all medical imaging companies. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California.

         Mr. Cohen has served as treasurer and as a director of the Company since July 1998. Mr. Cohen previously served as a director of the Company in 1996. Mr. Cohen is a certified public accountant and has owned and managed his own accounting practice since 1974. Mr. Cohen also currently serves as President of Galaxy Theaters. Mr. Cohen received a Masters Degree in Business Taxation from the University of Southern California in 1976 and a Masters Degree in Finance from the University of California, Los Angeles in 1972.

         Mr. Lievense has served as a director of the Company since October 1996. He has approximately 26 years of experience in the medical industry. Since 1993, Mr. Lievense has been the President and Chief Executive Officer of Columbia/Doctors Hospital of Sarasota, Florida, and its predecessor, Galen Health Care Corporation. Mr. Lievense has worked for Humana, Inc., a nationwide owner and operator of hospitals and healthcare facilities, for 20 years, serving as its Vice President and Assistant Regional Manager from 1988 to 1993. He also worked for American Inhalation Representatives, Inc., a respiratory services company in Birmingham, Alabama. Mr. Lievense received a Bachelor of Arts degree in Sociology from Alma College in Alma, Michigan and received a Masters degree in Business Administration from the University of Louisville, Kentucky.

         All directors serve for a one year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

Key Consultants to the Company

         The CTM Group, Inc., a Nevada corporation has a consulting contract to provide strategic planning services to the Company. Mr. Paul Shabty is primarily responsible for the services to be provided by CTM Group, Inc. to the Company under the consulting contract. Mr. Shabty's wife, Deborah Shabty, is the owner and principal officer of CTM Group, Inc. Mr. Shabty is a founder of the Company and served as its President, Treasurer and Chairman of the Board from April 1996 to January 1997. Mr. Shabty is also a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida, and is a director of both TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the founder, Chairman of the Board and Chief Executive Officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. Medical Clinic Unlimited, Inc. had gross sales of approximately $120 million in 1988. From October 1993 to September 1994, Mr. Shabty served as Executive Vice President of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. In 1994, Mr. Shabty was convicted on a 1988 federal grand jury indictment of one count of mail fraud, and received one year of probation and a fine of $500. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. He has also attended the London School of Economics and the Executive M.B.A. Program at the Harvard Business School.

         Gene Meyers, MD, is a consultant to the Company and has served as the Medical Director for CPCA 2000, Inc. since July 1998. For the past five years, Dr. Meyers has maintained his own cardiology practice in Sarasota. Florida. Dr. Meyers has performed medical internships at the University of Michigan's Department of Internal Medicine and at the University Health Center in Pittsburgh. Dr. Meyers received a Bachelor's degree in Chemistry and Physics from Pennsylvania State University and an MD from the Pennsylvania School of Medicine.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the period from April 20, 1998 (the inception of Section 16(a) reporting obligations for our officers, directors and greater than 10% beneficial owners) through December 31, 1998, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

  Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 1998 and 1997 and from inception (April 11, 1996) to December 31, 1996.

                                             Annual Compensation                     Long-Term Compensation
        Name and Position             Year   Salary    Bonus     Other Annual   Restricted          Common Shares     All Other
                                                                 Compensation  Stock Awards($)    Underlying Options   Compen-
                                                                                                       Granted         sation
                                                                                                      (# Shares)
Rod A. Shipman, President and         1998      -0-      -0-       -0-              -0-              2,000,000 (1)       -0-
 Secretary(1)                         1997      -0-      -0-       -0-              -0-                    -0-           -0-
                                      1996      -0-      -0-       -0-              -0-              1,000,000           -0-

Rafe Cohen, Treasurer(2)              1998     $-0-      -0-       -0-              -0-                    -0-           -0-
                                      1997      -0-      -0-       -0-              -0-                    -0-           -0-
                                      1996               -0-       -0-              -0-                    -0-           -0-

Richard E. Rubin, Senior              1998     $-0-      -0-       -0-              -0-                    -0-           -0-
 Executive Vice President             1997      -0-      -0-       -0-              -0-                    -0-           -0-
and Treasurer(3)                      1996      -0-      -0-       -0-              -0-                    -0-           -0-

_____________

(1) On April 23, 1998, Mr. Shipman entered into an Employment Agreement with the Company pursuant to which he will receive an annual salary of $120,000. Pursuant to his employment agreement with the Company, Mr. Shipman shall not receive any salary from the Company until the Company generates revenues from its operations. Accordingly, the Company has not paid, nor has it accrued, any salary payable to Mr. Shipman. In addition, Mr. Shipman received options to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share, of which option to purchase 200,000 are immediately exercisable, options to purchase 200,000 shares vest and first become exercisable on April 23, 1999 and options to purchase 200,000 shares vest and first become exercisable on each of the next eight anniversaries of the date of grant. The options expire on April 22, 2008. The Employment Agreement is for a term of ten years.

(2) In July 1998, Mr. Cohen became the Treasurer and a director of the Company.

(3) Dr. Rubin served as an officer and a director of the Company through June 2, 1998.

                     Option/SAR Grants in Last Fiscal Year

                                                         Individual Grants

      Name                      Number of Securities         % of Total Options/SARs         Exercise or Base        Expiration Date
                              Underlying Options/SARs        Granted to Employees in           Price ($/Sh)
                                    Granted (#)                    Fiscal Year
Rod A. Shipman, President          2,000,000(1)                       100%                         2.50                   4/22/08
 and Secretary

(1) Options to purchase 200,000 are immediately exercisable, options to purchase 200,000 shares vest and first become exercisable on April 23, 1999 and options to purchase 200,000 shares vest and first become exercisable on each of the next eight anniversaries of the date of grant



              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


        Name                   Shares Acquired on        Value Realized ($)      Number of Securities        Value of Unexercised
                                  Exercise (#)                                        Underlying                 In-the-Money
                                                                                      Unexercised              Options/SARs at
                                                                                    Options/SARs at               FY-End ($)
                                                                                      FY-End (#)
                                                                                                                 Exercisable/
                                                                                     Exercisable/               Unexercisable
                                                                                     Unexercisable
Rod A. Shipman                       10,000                    57,500              1,400,000/1,600,000         2,968,000/3,392,000
President and Secretary

  Compensation of Directors. At the present time, directors receive no compensation for serving as directors of the Company, however the Company may in the future begin to compensate its non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for the services which they perform.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of December 31, 1998 by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

       Name and Address                       Number of Shares     Percentage Owned
Rod A. Shipman(1)                               1,556,000 (2)            27.2%
Rafe Cohen(1)                                         37,000               (3)
Dr. Richard E. Rubin(4)                              496,666             11.5%
William C. Lievense(1)                                40,000               (3)
CTM Group, Inc.(5)                              2,087,000 (6)            36.4%
Leslie J. Kessler(7)                            1,980,000 (8)            45.8%
All officers and directors as a group              1,633,000             28.6%

_______________

(1) Address is 1133 Fourth Street, Suite 200, Sarasota, Florida 34236.

(2) Includes options granted to Mr. Shipman to purchase 1,390,000 shares of Common Stock. Does not include options to purchase 1,600,000 shares of Common Stock, which are subject to vesting.

(3) Less than one percent.

(4) Address is 5530 Wisconsin Avenue, Suite 750, Chevy Chase, Maryland 20815.

(5) Address is 1350 East Flamingo, #800, Las Vegas, Nevada  89119.

(6) Includes options granted to the CTM Group to purchase 1,400,000 shares of Common Stock. Does not include options to purchase 1,600,000 shares of Common Stock, which are subject to vesting.

(7) Address is 11 Hedgerow Lane, Jericho, New York 11753.

(8) Includes an option granted to Ms. Kessler to purchase 990,000 shares of Common Stock at $1.125 per share for a ten year period ending May 2, 2006.

Item 12. Certain Relationships and Related Transactions.

  In January 1997, the board of directors of the Company authorized the Company to enter into a consulting agreement ("Consulting Agreement") with the CTM Group, Inc., a Nevada corporation ("CTM Group"). The CTM Group is the beneficial owner of greater than five percent (5%) of the issued and outstanding Common Stock of the Company. In addition, CTM Group is controlled by Deborah Shabty, the wife of Paul Shabty, a former officer and director of the Company. Pursuant to the terms of the Consulting Agreement, CTM Group received fees of $5,000 per month in exchange for consulting services rendered on behalf of the Company. In November 1997, the consulting fees payable to CTM Group were increased to $8,000 per month. The Consulting Agreement is for a term of five years with an option on the part of the Company to renew for an additional five year period.

  On April 23, 1998, the CTM Group and the Company amended the Consulting Agreement. Pursuant to the amended Consulting Agreement with the CTM Group shall receive consulting fees in the amount of $120,000 per year. In addition, the CTM Group received options to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share, of which option to purchase 200,000 are immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on each of the next nine anniversaries of the date of grant. The options expire on April 22, 2008. The amended Consulting Agreement is for a term of ten years.

  The Company intends to conduct all related party transactions involving the Company on terms no less favorable than could be obtained from unaffiliated parties and intends to have all related party transactions approved by a majority of the independent and disinterested members of the Company's board of directors.

Item 13.  Exhibits and Reports on Form 8-K.

(a)   Index To Exhibits                                        Page
                                                               ----
   3.1   Articles of Incorporation of the Company.(1)

   3.2   Bylaws of the Company.(1)

   4.1   Specimen of Common Stock Certificate.(1)

   10.1  Consulting Agreement between the Company and CTM Group, Inc.(1)

   10.2 Stock Purchase Agreement between the Company and DSDS Group, Inc. dated July 25, 1997.(1)

   10.3  Employment Agreement dated April 23, 1998 between the Company and Rod
         A. Shipman.(2)

   10.4 Operating Agreement dated August 21, 1998 between the Company and Partner Provider Health, Inc.(2)

   10.5 Consulting Agreement dated April 23, 1998 between the Company and CTM Consulting Group, Inc.(2)

   10.6 Agreement dated November 17, 1998 between the Company and Metropolitan Health Networks.

   10.7  Agreement dated November 17, 1998

   21.1  The Company has one subsidiary, CPCA 2000, Inc., a Nevada corporation.

   27.1  Financial Data Schedule
_______________

(1) Previously filed as part of the Company's registration statement on Form 10-SB (SEC File No. 0-24053) filed with the Securities and Exchange Commission on April 20, 1998.

(2) Previously filed as part of the Company's registration statement on Form 10-SB/A (SEC File No. 0-24053) filed with the Securities and Exchange Commission on August 14, 1998.

(b)    Reports on Form 8-K.

       None.

                                    Signatures

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CPC OF AMERICA, INC.

Date: March 30, 1999    By:  /s/ ROD A. SHIPMAN
                           ----------------------
                           Rod A. Shipman, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                 Date
---------                  -----                                 ----

/s/ ROD A. SHIPMAN         President, Chief Financial Officer,   March 30, 1999
-----------------------    Secretary and Principal Accounting
ROD A. SHIPMAN             Officer and Director

/s/ RAFE COHEN             Treasurer and Director                March 30, 1999
-----------------------
RAFE COHEN

/s/ WILLIAM LIEVENSE       Director                              March 30, 1999
-----------------------
WILLIAM LIEVENSE