Form 10QSB
period 1999-03-31
CPC OF AMERICA INC
filed 1999-05-17
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 0-24053

                             CPC of America, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Nevada                                      11-3320709
---------------------------------------     ------------------------------------
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)                Identification No.)


            1133 Fourth Street, Suite 200, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 941-906-9546
                         -----------------------------
                          (Issuer's telephone number)


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

                                Yes [X]  No [_]

  As of May 14, 1999, the Company had 4,391,224 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.      Financial Statements

Unaudited Condensed Consolidated Balance Sheet at March 31, 1999........   2
Unaudited Condensed Consolidated Statements of Operations for the
 three month period ended March 31, 1999 and 1998
 and for the period from inception (April 11, 1996) to March 31, 1999... 3 Unaudited Condensed Consolidated Statements of Cash Flows for the
 three month period ended March 31, 1999 and 1998 and for the period
 from inception (April 11, 1996) to March 31, 1999......................   4
Notes to Condensed Consolidated Financial Statements....................   5

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                             March 31,
                                                                               1999
                                                                            ----------
                               ASSETS
Current assets:
     Cash and equivalents                                                  $   150,345
     Prepaid and other                                                         179,895
                                                                           -----------
Total current assets                                                           330,240

Equipment, net of accumulated depreciation of $4,952                            10,468

Trademarks, net of accumulated amortization of $779                              5,453
                                                                           -----------
                                                                           $   346,160
                                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $    58,233
                                                                           -----------
Total current liabilities                                                       58,233

Shareholders' equity:

     Preferred stock, 5,000,000 shares authorized, $.001 par value,
     38,824 shares issued and outstanding                                           39
     Common stock, 20,000,000 shares authorized, $.0005 par value,
     4,391,224 shares issued and outstanding                                     2,196
     Additional Paid in capital - Common                                     1,355,119
     Additional Paid in capital - Preferred                                    439,961
     Deficit accumulated during the development stage                       (1,509,388)
                                                                           -----------
Net shareholders' equity                                                       287,927
                                                                           -----------
                                                                           $   346,160
                                                                           ===========

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                          Consolidated Balance Sheet
                                  (Unaudited)



                                                           Three Months                       Cumulative
                                                              Ended                         from inception
                                              --------------------------------------       (April 11, 1996)
                                                   March 31,             March 31,           to March 31,
                                                      1999                 1998                  1999
                                              ----------------     -----------------     --------------------
Costs and expenses:

  Research and development                          $  191,416            $   93,055              $ 1,172,476
  General and administrative                            51,134                 6,524                  227,390
  Depreciation and amortization                            927                 2,127                   19,371
                                              ----------------     -----------------     --------------------

Operating loss                                        (243,477)             (101,706)              (1,419,237)

Interest income (expense):

  Interest expense                                           -                     -                   (7,000)
  Embedded interest expense                            (85,000)                    -                 (110,000)
  Interest income                                        1,577                 4,919                   25,729
                                              ----------------     -----------------     --------------------
                                                       (83,423)                4,919                  (91,271)

Loss before minority interest                         (326,900)              (96,787)              (1,510,508)

Minority interest                                            -                   240                    1,120
                                              ----------------     -----------------     --------------------

Net loss                                            $ (326,900)           $  (96,547)             $(1,509,388)
                                              ================     =================     ====================

Basic and diluted net loss per share                    $(0.08)               $(0.02)
                                              ================     =================

Basic and diluted weighted average number
  of common shares outstanding                       4,345,449             4,252,444
                                              ================     =================

                     CPC OF AMERICA, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                                     Cumulative
                                                       Three Months Ended          from inception
                                                     -----------------------      (April 11, 1996)
                                                     March 31,     March 31,         to March 31,
                                                       1999          1998               1999
                                                     ---------     ---------      ----------------
Cash flows from operating activities:
  Net loss                                           $(326,900)    $ (96,547)       $(1,509,388)
  Adjustments to reconcile net income to
   net cash used by operating activities:
    Minority interest                                        -          (240)            (1,120)
    Depreciation and amortization                          927         2,127             19,371
    Embedded interest expense                           85,000             -            110,000
    Contribution of officer's salary                         -             -             80,000
    Gain on disposition of Tercero                           -             -            (15,679)
    Issuance of common stock for services                    -             -             38,200
    Sale of Tercero - assignment of payables                 -             -             55,678
    Increase in other assets                           (32,800)      (18,500)          (126,126)
    Increase in trademarks                                   -             -                  -
    Increase in accounts payable                        17,489             -             58,713
    Increase (decrease) in accrued expenses                  -        (6,000)            16,000
    Increase in accrued interest                             -             -              7,000
                                                     ---------     ---------        -----------
    Net cash used by operating activities             (256,284)     (119,160)        (1,267,351)
                                                     ---------     ---------        -----------
Cash flows from investing activities:
  Tercero acquisition                                        -             -            (49,999)
  DSDS acquisition                                           -             -            (79,000)
  Capital expenditures                                       -             -            (15,420)
                                                     ---------     ---------        -----------
    Net cash used by investing activities                    -             -           (144,419)
                                                     ---------     ---------        -----------
Cash flows from financing activities:
  Proceeds from notes to shareholders                        -             -             73,000
  Proceeds from note receivable from shareholder             -             -                150
  Payments on note payable to shareholder                    -             -             (3,000)
  Exercise of options                                   23,015             -            168,015
  Exercise of warrants                                  78,750             -             78,750
  Issuance of common stock                                   -        58,000            915,200
  Issuance of preferred stock                          255,000             -            330,000
                                                     ---------     ---------        -----------
    Net cash provided by financing activities          356,765        58,000          1,562,115
                                                     ---------     ---------        -----------
Net (decrease) increase in cash                        100,481       (61,160)           150,345

Cash, beginning of period                               49,864       420,065                  -
                                                     ---------     ---------        -----------
Cash, end of period                                  $ 150,345     $ 358,905        $   150,345
                                                     =========     =========        ===========

                     CPC OF AMERICA, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                          Consolidated Balance Sheet
                                  (Unaudited)

1. Organization and summary of significant accounting policies
   -----------------------------------------------------------

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

   Principles of consolidation
   ---------------------------

   The accompanying consolidated financial statements include the amounts of the Company and its fully owned subsidiary CPCA 2000 (100%). All significant intercompany transactions and balances have been eliminated in consolidation.

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

   Basic and diluted net loss per share
   ------------------------------------

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has excluded potential common stock from the calculation of diluted weighted average share amounts for the three months ended March 31, 1998 and 1999, as its inclusion would have been antidilutive.

2.  Shareholders' equity
------------------------

   Series A Preferred stock
   ------------------------

   The Company is authorized to issue 5,000,000 shares of $.001 par value Series A Preferred stock. The Series A Preferred stock has no voting rights. Each Series A share is convertible into one common share at $8.50 per share; however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange or (ii) $6.38 per share. In the event of a liquidation of the Company, the holders of the Series A shares shall be entitled to receive a liquidation preference payment of $8.50 per share; before any payment is made to the holders of the common stock.

   In January 1999, the Company issued 30,000 shares of Series A preferred stock for net proceeds of $255,000. The Company has recorded $85,000 as additional paid in capital for the discount related to the embedded interest in the preferred stock and fully amortized the expense in the first quarter, when the stock was issued. This interest expense is included in the caption "Embedded interest expense" in the accompanying March 31,1999 consolidated statement of operations.

   In November 1998, the Company offered in a private placement memorandum Series A preferred stock at $8.50 per share. As of December 31, 1998, the Company sold 8,824 shares for net proceeds of $75,000. The Company has recorded $25,000 as additional paid-in capital for the discount related to the embedded interest in the preferred stock and fully amortized the expense in the fourth quarter, when the stock was issued. This interest expense is included in the caption "Embedded interest expense" in the accompanying consolidated statement of operations.

   Common stock
   ------------

   In March 1999, 10,000 warrants were exercised at $1.75 per share of the Company's $.0005 per share common stock for net proceeds of $17,500. Also in March 1999, 20,458 options were exercised at a strike price of $1.125 for net proceeds of $23,015.

   In February 1999, 35,000 warrants were exercised at $1.75 per share of the Company's $.0005 per share common stock for net proceeds of $61,250.

   In June 1998, the Company effected a two-for-one stock split, decreasing the par value to $.0005 per share. The number of authorized shares remained at 20,000,000. All share information reported in these financial has been adjusted to reflect the two-for-one stock split.

------------------------------------

   Common stock (continued)
   ------------------------

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

   In October 1996, the Company issued 760,000 shares of common stock to related parties in payment of $38,000 in consulting fees rendered in 1996.In May 1996, the Company sold to its founders 2,400,000 shares of common stock for $.0005 cash per share and 300,000 shares for a $150 note receivable. In September 1996, the Company sold 100,000 shares of common stock for $.005 cash per share to one of its founders.

------------------------------------

   Stock options
   -------------

   The Company has granted options to purchase its common stock to its founders. The option prices at the time of grant were at or above the fair value of the Company's common stock. A summary of stock option activity follows:

                                                      Exercise
                                   Number of           Price
                                    Options           Per Share         Expiration
                                  -----------       -------------      ------------
Inception (April 11, 1996)           -                  -                  -

Granted                             4,420,000       $1.125 - 1.25      1997 - 2006
                                  -----------       -------------

Outstanding at December 31, 1996    4,420,000       $1.125 - 1.25      1997 - 2006
                                  -----------       -------------
Exercised                             (26,666)      $       1.125
Expired                              (200,000)      $        1.18
                                  -----------       -------------
Outstanding at December 31, 1997    4,193,334       $1.125 - 1.25             2006
                                  -----------       -------------
Granted                             4,152,000       $ 1.25 - 9.00             2008
Exercised                             (57,000)      $1.125 - 2.50             2003
Canceled                           (1,173,334)      $       1.125
                                  -----------       -------------     ------------
Outstanding at December 31, 1998    7,115,000       $1.125 - 9.00      2003 - 2008
                                  -----------       -------------     ------------
Exercised                             (20,458)      $       1.125             2006
                                  -----------
Outstanding at March 31, 1999       7,094,542       $1.125 - 9.00      2003 - 2008
                                  ===========       =============     ============
Exercisable at March 31, 1999       3,230,542       $1.125 - 9.00      2003 - 2008
                                  ===========       =============     ============

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

3.  Consulting agreements
-------------------------

   In January 1997, the Company entered into a consulting agreement with its financial advisor, a related party, for ten years at $5,000 per month. The agreement was revised in November 1997 to $8,000 per month and in April 1998 to $10,000 per month. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share were also granted under the April 1998 revision agreement. The options vest and become exercisable in installments of 200,000 shares each year starting on the grant date and are exercisable for ten years. As of December 31, 1998, the Company has prepaid a company controlled by this related party $70,000 for research and development costs to be provided in 1999. In April 1999 the consulting agreement was revised to increase the fees to $220,000 annually. Additionally all accrued fees can be converted into shares by exercising stock options.

   In April 1998, the Company entered into an employment agreement with its President and CEO for ten years. The agreement provides for a base salary of $10,000 per month beginning May 1998, to be paid when the Company begins recording revenues. In December 1998, the Company's president elected to contribute his accrued salary of $80,000 to the Company. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share were granted under the agreement. The options vest and become exercisable in installments of 200,000 shares each year starting on the grant date and are exercisable for ten years. In April 1999 the employment agreement was revised to increase the salary to $220,000 annually, not to include the wording "to be paid when the company begins recording revenues". Additionally all accrued salary, benefits, and bonuses can be converted into shares by exercising stock options.

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

General
-------

  To date, the Company's activities have included the market analysis and development of its counterpulsation units and the raising of initial working capital. The Company has developed and prepared for market both the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for FDA 510(k) approval. The Company has financed its activities to date through the sale of its securities. The Company intends to commence commercial operations as soon it obtains FDA approval of its counterpulsation units. The Company is unable to provide an estimate at this time of when FDA approval of the counterpulsation units may be obtained.

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

  In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $1,000,000 of capital in order to fund its plan of operations over the next 12 months. To fund its working capital requirements, in November 1998, the Company commenced a private placement of shares of its Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock"). In the private placement, the Company is offering a total of 235,294 shares of Series A Preferred Stock at a price of $8.50 per share, pursuant to Rule 506 under the 1933 Act. The Series A Preferred Stock has no voting rights. Each Series A Preferred Share is convertible into Common Stock at a conversion price of $8.50 per share, however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) seventy-five percent (75%) of the average last sale price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.38 per share. As of May 14, 1999, the Company had sold 62,824 shares of Series A Preferred Stock for the gross proceeds of $534,000. Proceeds from the sale of the shares will be applied towards the Company's working capital.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

  In March 1999, the Company was named as a defendant in a lawsuit brought by Nancy Lee, a former consultant for the Company, in the United States District Court for the Central District of California. In her complaint, Ms. Lee alleged that the Company prohibited Ms. Lee from selling shares of Common Stock issued to Ms. Lee as a founder of the Company. Ms. Lee seeks a judicial declaration from the court that she is the rightful owner of the shares.

  The Company has filed an answer and a counterclaim against Ms. Lee seeking the return of the shares of Common Stock on the grounds that Ms. Lee failed to provide adequate consideration for the securities. The Company intends to vigorously defend against Ms. Lee's allegations and prosecute its counterclaim. The Company believes that a determination of the lawsuit adverse to the Company will not have a materially adverse effect on the financial condition or operations of the Company.

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

         Inapplicable.

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              4.2   Certificate of Designations of the Company

              10.8 Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman

              10.9 Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc.

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              None.

                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CPC of America, Inc.
                                     (Registrant)


Dated:  May 14, 1999                By:  /s/ ROD A. SHIPMAN
                                       -------------------------
                                       Rod A. Shipman,
                                       Chief Financial Officer