Form 10QSB
period 1999-06-30
CPC OF AMERICA INC
filed 1999-08-09
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999


     [_]           TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________


Commission File Number 0-24053


                             CPC of America, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Nevada                                   11-3320709
------------------------------------      --------------------------------------
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

                            Yes  [X]       No  [_]


     As of August 6, 1999, the Company had 3,905,561 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION


                                                                        PAGE
                                                                        ----
ITEM 1.      Financial Statements

Unaudited Condensed Consolidated Balance Sheet at June 30, 1999.........   2
Unaudited Condensed Consolidated Statements of Operations for the
 three month period ended June 30, 1999 and 1998
 and for the period from inception (April 11, 1996) to June 30, 1999....   3
Unaudited Condensed Consolidated Statements of Operations for the
 six month period ended June 30, 1999 and 1998
 and for the period from inception (April 11, 1996) to June 30, 1999....   4
Unaudited Condensed Consolidated Statements of Cash Flows for the
 three month period ended June 30, 1999 and 1998
 and for the period from inception (April 11, 1996) to June 30, 1999....   5
Unaudited Condensed Consolidated Statements of Cash Flows for the
 six month period ended June 30, 1999 and 1998
 and for the period from inception (April 11, 1996) to June 30, 1999....   6
Notes to the Condensed Consolidated Financial Statements................   7

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                                  (Unaudited)

                            ASSETS
                                                                  June 30, 1999
Current assets:
  Cash and equivalents                                              $   162,000
  Prepaid and other                                                     194,696
                                                                  -------------

Total current assets                                                    356,696

Equipment, net of accumulated depreciation $5,723                         9,697

Trademarks, net of accumulated amortization of $935                       5,297
                                                                  -------------

TOTAL ASSETS                                                        $   371,690
                                                                  =============


                LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    53,191
                                                                  -------------

Total current liabilities                                                53,191

Shareholders' Equity:

  Preferred stock, 5,000,000 shares authorized, $.001 par value,
    68,706 shares issued and outstanding                                     68
  Common stock, 20,000,000 shares authorized, $.0005 par value
    3,894,457  shares issued and outstanding                              1,947
  Additional Paid in capital - Common                                 1,448,588
  Additional Paid in capital - Preferred                                778,589
  Deficit accumulated during the development stage                   (1,910,693)
                                                                  -------------

Net shareholders' equity                                                318,499
                                                                  -------------


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $   371,690
                                                                  =============

                             CPC OF AMERICA, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                Cumulative
                                                                              from inception
                                                 Three Months Ended June 30  (April 11, 1996)
                                                 --------------------------     to June 30,
                                                     1999          1998            1999
                                                 -------------------------------------------
Costs and expenses:

Research and development                         $  298,367    $   48,953       $  1,470,842
General and administrative                           19,220        15,987            246,610
Depreciation and amortization                           927         2,127             20,298
                                                 -------------------------------------------
Operating loss                                     (318,514)      (67,067)        (1,737,750)

Interest income (expense):

Interest expense                                         (1)                          (7,001)
Embedded interest expense                           (84,657)                        (194,657)
Interest income                                       1,867         4,287             27,595
                                                 -------------------------------------------
                                                    (82,791)        4,287           (174,063)

Loss before minority interest                      (401,305)      (62,780)        (1,911,813)

Minority interest                                                                      1,120
                                                 -------------------------------------------

Net Loss                                          ($401,305)      (62,780)       ($1,910,693)
                                                 ===========================================

Basic and diluted net loss per share                  (0.10)        (0.01)
                                                 ========================

Basic and diluted weighted average number
  of common shares outstanding                    4,165,491     4,261,605
                                                 ========================

                             CPC OF AMERICA, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                           Cumulative
                                                                         from inception
                                             Six Months Ended June 30   (April 11, 1996)
                                             ------------------------      to June 30,
                                                1999         1998            1999
                                             -------------------------------------------
Costs and expenses:

Research and development                     $  489,782    $  142,008    $  1,470,842
General and administrative                       70,355        22,511         246,611
Depreciation and amortization                     1,854         4,254          20,298
                                             -------------------------------------------

Operating loss                                 (561,991)     (168,773)     (1,737,751)

Interest income (expense):

Interest expense                                     (1)                       (7,001)
Embedded interest expense                      (169,657)                     (194,657)
Interest income                                   3,444         9,206          27,596
                                             -------------------------------------------
                                               (166,214)        9,206        (174,062)

Loss before minority interest                  (728,205)     (159,567)     (1,911,813)

Minority interest                                                 480           1,120
                                             -------------------------------------------

Net Loss                                      ($728,205)     (159,087)    ($1,910,693)
                                             ===========================================

Basic and diluted net loss per share              (0.17)        (0.04)
                                             =========================

Basic and diluted weighted average number
  of common shares outstanding                4,255,299     4,261,605
                                             =========================

                             CPC OF AMERICA, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                             Cumulative
                                                                                                           from inception
                                                                       Three Months Ended June 30         (April 11, 1996)
                                                                    ----------------------------------      to June 30,
                                                                      1999                   1998               1999
                                                                    ------------------------------------------------------
Cash flows from Operating activities:
  Net loss                                                               ($401,305)          ($159,087)        ($1,910,693)
  Adjustments to reconcile net income to net cash
   used by operating activities:
  Minority interest                                                                               (480)             (1,120)
  Depreciation and amortization                                                927               4,254              20,298
  Embedded interest expense                                                 84,657                                 194,657
  Contribution of officer's salary                                                                                  80,000
  Gain on disposition of Tercero                                                                                   (15,679)
  Issuance of common stock for services                                                                             38,200
  Sale of Tercero-assignment of payables                                                                            55,678
  Increase in other assets                                                 (14,801)            (18,500)           (140,927)
  Increase in trademarks
  Increase (decrease) in accounts payable                                  (17,713)                                 41,000
  Increase (decrease) in accrued expenses                                   12,671             (10,000)             28,671
  Increase in accrued interest                                                                                       7,000
                                                                    ------------------------------------------------------
Net cash used by operating activities                                     (335,564)           (183,813)         (1,602,915)

Cash flows from investing activities:
  Tercero acquisition                                                            0                   0             (49,999)
  DSDS acquisition                                                               0                   0             (79,000)
  Capital expenditures                                                           0                   0             (15,420)
                                                                    ------------------------------------------------------
Net cash used by investing activities                                            0                   0            (144,419)
                                                                    ------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes to shareholders                                                                               73,000
  Proceeds from note receivable from shareholder                                                                       150
  Payments on note payable to shareholder                                                                           (3,000)
  Exercise of options                                                       44,133                                 212,148
  Exercise of warrants                                                      49,336                                 128,086
  Issuance of common stock                                                                      58,000             915,200
  Issuance of preferred stock                                              254,000                                 584,000
                                                                    ------------------------------------------------------
Net cash provided by financing activities                                  347,469              58,000           1,909,584
                                                                    ------------------------------------------------------
Net (decrease)increase in cash                                              11,905            (125,813)            162,250

Cash, beginning of period                                                  150,345             420,065
                                                                    ------------------------------------------------------
Cash, end of period                                                     $  162,250             294,252        $    162,250
                                                                    ======================================================

                             CPC OF AMERICA, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                             Cumulative
                                                                         Six Months Ended                  from inception
                                                              ----------------------------------------    (April 11, 1996)
                                                                    June 30,              June 30,           to June 30,
                                                                      1999                  1998                1999
                                                              ------------------------------------------------------------
Cash flows from Operating activities:
  Net loss                                                          ($728,205)             (159,087)           ($1,910,693)
  Adjustments to reconcile net income to net cash
   used by operating activities:
  Minority interest                                                                            (480)                (1,120)
  Depreciation and amortization                                         1,854                 4,254                 20,298
  Embedded interest expense                                           169,657                                      194,657
  Contribution of officer's salary                                                                                  80,000
  Gain on disposition of Tercero                                                                                   (15,679)
  Issuance of common stock for services                                                                             38,200
  Sale of Tercero-assignment of payables                                                                            55,678
  Increase in other assets                                            (47,601)              (18,500)              (140,927)
  Increase in trademarks
  Increase (decrease) in accounts payable                                (224)                                      41,000
  Increase (decrease) in accrued expenses                              12,671               (10,000)                28,671
  Increase in accrued interest                                                                                       7,000
                                                              ------------------------------------------------------------
Net cash used by operating activities                                (591,848)             (183,813)            (1,602,915)

Cash flows from investing activities:
  Tercero acquisition                                                       0                     0                (49,999)
  DSDS acquisition                                                          0                     0                (79,000)
  Capital expenditures                                                      0                     0                (15,420)
                                                              ------------------------------------------------------------
Net cash used by investing activities                                       0                     0               (144,419)
                                                              ------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes to shareholders                                                                               73,000
  Proceeds from note receivable from shareholder                                                                       150
  Payments on note payable to shareholder                                                                           (3,000)
  Exercise of options                                                  67,137                                      212,137
  Exercise of warrants                                                128,064                                      128,064
  Issuance of common stock                                                                   58,000                915,200
  Issuance of preferred stock                                         509,000                                      584,000
                                                              ------------------------------------------------------------
Net cash provided by financing activities                             704,201                58,000              1,909,551
                                                              ------------------------------------------------------------
Net (decrease)increase in cash                                        112,353              (125,813)               162,217

Cash, beginning of period                                              49,864               420,065
                                                              ------------------------------------------------------------
Cash, end of period                                                  $162,217               294,252             $  162,217

                              CPC OF AMERICA, INC.
                         (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

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

   Principles of consolidation
   ---------------------------

   The accompanying consolidated financial statements include the amounts of the Company and its wholly owned subsidiary CPCA 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. Shareholders' equity
-----------------------

   Series A Preferred stock
   ------------------------

   In April and June 1999, the Company issued 29,882 shares of Series A Preferred Stock for net proceeds of $254,000. The Company has recorded $84,657 as additional paid in capital for the discount related to the embedded interest in the preferred stock and fully amortized the expense in the second quarter, when the stock was issued. This interest expense is included in the caption "Embedded interest expense" in the accompanying June 30,1999 consolidated statement of operations.

   Common stock
   ------------

   In May and June 1999, warrants were exercised to purchase 28,200 shares of the Company's $.005 par value at $1.75 per share of the Company's common stock for net proceeds of $49,350. In May and June 1999, 5,000 options were exercised at $2.50 per share for the net proceeds of $12,500. In June 1999, 28,133 options were exercised at $1.125 per share for the net proceeds of $31,649.

   In late May 1999, the Company entered into an agreement with Leslie Kessler, one of the founders of the Company, regarding the issuance of the Company's securities to Ms. Kessler for prepaid services. In May and October 1996, the Company had issued to Ms. Kessler, a total of 1,000,000 shares of Common Stock and options to purchase up to 1,000,000 shares of Common Stock at an exercise price of $1.125 per share. The shares and the options that had been issued to Ms. Kessler and to the other founders or insiders of the Company at its inception were issued for prepaid services in accordance with Nevada General Corporate Law. Pursuant to her agreement with the Company, Ms. Kessler agreed to return to the Company for cancellation 560,000 shares of Common Stock and cancel options to purchase 490,000 shares of Common Stock.

   Stock Options
   -------------

   The Company has granted options to purchase its common stock to its founders. The Option prices at the time of grant were at or above the fair market value of the Company's common stock. A summary of stock options activity follows:

                                                        Exercise
                                          Number of      Price
                                          Options      Per Share     Expiration
                                         ----------   ------------   -----------

   Outstanding at December 31, 1998      7,115,000     $1.125-9.00   2003 - 2008

   Exercised in Q1                         (20,458)    $1.125               2006
                                         ---------     -----------   -----------
   Outstanding at March 31, 1999         7,094,542     $1.125-9.00   2003 - 2008

   Exercised in Q2 1999                     33,133     $1.125-2.50          2006
   Canceled in Q2, 1999                   (490,000)    $1.125               2006
                                         ---------     -----------   -----------
   Outstanding at June 30, 1999          6,571,409     $1.125-9.00   2003 - 2008

   Exercisable at June 30, 1999          3,323,409     $1.125-9.00   2003 - 2008

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

  In addition to its working capital on hand as of the date of this report, the Company believes that it will require an additional $1,000,000 of capital in order to fund its plan of operations over the next 12 months. To fund its working capital requirements, in November 1998, the Company commenced a private placement of shares of its Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock"). In the private placement, the Company is offering a total of 235,294 shares of Series A Preferred Stock at a price of $8.50 per share, pursuant to Rule 506 under the Securities Act of 1933 as amended. The Series A Preferred Stock has no voting rights. Each Series A Preferred Share is convertible into Common Stock at a conversion price of $8.50 per share, however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) seventy-five percent (75%) of the average last sale price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.38 per share. As of June 30, 1999, the Company had sold 68,706 shares of Series A Preferred Stock for the gross proceeds of $584,000.

  The Company expects to obtain the working capital it needs from both the present private placements of Series A Preferred Stock as well as from the exercise of currently outstanding warrants.

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

Changes in Equity
-----------------

  In late May 1999, the Company entered into an agreement with Leslie Kessler, one of the founders of the Company, regarding the issuance of the Company's securities to Ms. Kessler for prepaid services. In May and October 1996, the Company had issued to Ms. Kessler, a total of 1,000,000 shares of Common Stock and options to purchase up to 1,000,000 shares of Common Stock at an exercise price of $1.125 per share. The shares and the options that had been issued to Ms. Kessler and to the other founders or insiders of the Company at its inception were issued for prepaid services in accordance with Nevada General Corporate Law. Pursuant to her agreement with the Company, Ms. Kessler agreed to return to the Company for cancellation 560,000 shares of Common Stock and cancel options to purchase 490,000 shares of Common Stock.

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

Forward Looking Statements
--------------------------

  This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

  In April 1999, the Company was named as a defendant in a lawsuit brought by Carepoint Network, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah. Carepoint alleges that the Company entered into a contract with Carepoint to purchase all of the issued and outstanding capital stock of Carepoint and that the Company breached this contract by failing to consummate the transaction. Carepoint seeks damages in excess of $3,000,000.

  The Company and Carepoint have entered into a stipulation to submit this action to binding arbitration in Las Vegas, Nevada. The Company believes that the allegations of Carepoint are without merit and, accordingly, the Company intends to vigorously defend this case. The Company believes that a determination of the lawsuit adverse to the Company will not have a material adverse effect on the financial condition or operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

  In April and June 1998, the Company sold a total of 29,882 shares of its Series A Preferred Stock at a price of $8.50. The Series A Preferred Stock is convertible at any time into shares of the Company's $0.0005 par value common stock ("Common Stock") at a conversion price of $8.50 per share, however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) 75% of the average last sale price of the Common Stock for the 30 day trading days immediately preceding such date as reported on any stock exchange or (ii) $6.38 per share. There was no underwriter involved in the issuance. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended ("1933 Act").

  In May and June 1999, the Company issued 28,200 shares of Common Stock to two shareholders upon the exercise of warrants with an exercise price of $1.75 per share. There was no underwriter involved in this issuance. The shares were issued pursuant to Section 4(2) of the 1933 Act.

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

         Inapplicable.

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Exhibits
                  --------

                  10.10 Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999.

                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  None.



                                 SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CPC of America, Inc.
                                     (Registrant)


Dated:  August 6, 1999              By:  /s/ ROD A. SHIPMAN
                                       -------------------------
                                       Rod A. Shipman,
                                       Chief Financial Officer