Form 10QSB
period 1999-09-30
CPC OF AMERICA INC
filed 1999-11-15
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

             [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


Commission File Number 0-24053

                                 CPC of America, Inc.
 -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                    11-3320709
 -------------------------------------------------------------------------------
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)                Identification No.)

            1133 Fourth Street, Suite 200, Sarasota, Florida 34236
 -------------------------------------------------------------------------------
                   (Address of principal executive offices)

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

                                 Yes  X     No
                                     ---       ---

As of November 15, 1999, the Company had 3,984,428 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.      Financial Statements
                                                                               PAGE
                                                                               ----
Unaudited Condensed Consolidated Balance Sheet at September 30, 1999.........   2
Unaudited Condensed Consolidated Statements of Operations for the
  three month period ended September 30, 1999 and 1998
  and for the period from inception (April 11, 1996) to September 30, 1999...   3
Unaudited Condensed Consolidated Statements of Operations for the
  nine month period ended September 30, 1999 and 1998
  and for the period from inception (April 11, 1996) to September 30, 1999...   4
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month period ended September 30, 1999 and 1998
  and for the period from inception (April 11, 1996) to September 30, 1999...   5
Notes to Condensed Consolidated Financial Statements.........................   6

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                        30-Sep
                                                                         1999
                          ASSETS

Current assets:
  Cash and equivalents                                              $   137,297
  Prepaid and other                                                     185,632

Total current assets                                                    322,929

Equipment, net of accumulated depreciation $5,723                         8,926

Trademarks, net of accumulated amortization of $935                       5,141

TOTAL ASSETS                                                        $   336,996


LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    51,796


Total current liabilities                                                51,796

Shareholders' Equity:

  Preferred stock, 5,000,000 shares authorized, $.001 par value,
    74,588 shares issued and outstanding                                     75
  Common stock, 20,000,000 shares authorized, $.0005 par
   value
    3,973,324  shares issued and outstanding                              1,986
  Additional Paid in capital - Common                                 1,555,084
  Additional Paid in capital - Preferred                                845,082
  Treasury Stock                                                         13,440
  Deficit accumulated during the development stage                   (2,130,467)

Net shareholders' equity                                                285,200


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $   336,996

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statement of Operations
                                  (Unaudited)

                                                                                           Cumulative
                                                              Three Months  Ended        from inception
                                                         ---------------------------    (April 11, 1996)
                                                            Sept 30        Sept 30         to Sept. 30,
                                                              1999           1998              1999
Costs and expenses:

Research and development                                  $  186,522     $  218,555        $  1,657,364
General and administrative                                    16,551          8,663             263,161
Depreciation and amortization                                    927          2,126              21,225

Operating loss                                              (204,000)      (229,344)         (1,941,750)

Interest income (expense):

Interest expense                                                   -              -              (7,001)
Embedded interest expense                                    (16,500)             -            (211,157)
Interest income                                                  726          1,930              28,321
                                                             (15,774)         1,930            (189,837)

Loss before minority interest                               (219,774)      (227,414)         (2,131,587)

Minority interest                                                  -           (160)              1,120

Net Loss                                                   ($219,774)      (227,574)        ($2,130,467)

Basic and diluted net loss per share                           (0.06)         (0.05)

Basic and diluted weighted average number
  of common shares outstanding                             3,933,891      4,270,944

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statement of Operations
                                  (Unaudited)


                                                                                           Cumulative
                                                            Nine Months Ended            from inception
                                                   ---------------------------------    (April 11, 1996)
                                                         Sept                Sept          to Sept. 30,
                                                         1999                1998              1999
Costs and expenses:

Research and development                            $  676,304            $  360,563         $  1,657,364
General and administrative                              86,906                31,174              263,162
Depreciation and amortization                            2,780                 6,380               21,224

Operating loss                                        (765,990)             (398,117)         ( 1,941,750)

Interest income (expense):

Interest expense                                            (1)                     -              (7,001)
Embedded interest expense                             (186,157)                     -            (211,157)
Interest income                                          4,169                 11,136              28,321
                                                       (181,989)               11,136            (189,837)

Loss before minority interest                          (947,979)             (386,981)         (2,131,587)

Minority interest                                             -                     -               1,120

Net Loss                                              ($947,979)            ($386,981)        ($2,130,467)

Basic and diluted net loss per share                      (0.23)                (0.09)

Basic and diluted weighted average number
  of common shares outstanding                        4,133,225             4,263,992

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                                   Cumulative
                                                                  Nine Months Ended              from inception
                                                         -----------------------------------    (April 11, 1996)
                                                             Sept. 30              Sept. 30        to Sept. 30,
                                                               1999                  1998              1999
Cash flows from Operating activities:
  Net loss                                                      ($947,980)         ($386,341)        ($2,130,468)
  Adjustments to reconcile net income to net cash
   used by operating activities:
  Minority interest                                                                     (640)             (1,120)
  Depreciation and amortization                                     2,781              6,380              21,225
  Embedded interest expense                                       186,157                                211,157
  Contribution of officer's salary                                                                        80,000
  Gain on disposition of Tercero                                                                         (15,679)
  Issuance of common stock for services                                                                   38,200
  Sale of Tercero-assignment of payables                                                                  55,678
  Increase in other assets                                        (38,537)           (20,019)           (131,863)
  Increase in trademarks
  Increase (decrease) in accounts payable                           4,946                                 46,170
  Increase (decrease) in accrued expenses                           6,107            (26,000)             22,107
  Increase in accrued interest                                                                             7,000
Net cash used by operating activities                            (786,526)          (426,620)         (1,797,593)

Cash flows from investing activities:
  Tercero acquisition                                                   0                  0             (49,999)
  DSDS acquisition                                                      0                  0             (79,000)
  Capital expenditures                                                  0                  0             (15,420)
Net cash used by investing activities                                   0                  0            (144,419)

Cash flows from financing activities:
  Proceeds from notes to shareholders                                                                     73,000
  Proceeds from note receivable from shareholder                                                             150
  Payments on note payable to shareholder                                                                 (3,000)
  Exercise of options                                              99,373             35,000             244,373
  Exercise of warrants                                            215,586                                215,586
  Issuance of common stock                                                            57,520             915,200
  Issuance of preferred stock                                     559,000                                634,000
Net cash provided by financing activities                         873,959             92,520           2,079,309

Net (decrease)increase in cash                                     87,433           (334,100)            137,297

Cash, beginning of period                                          49,864            420,065

Cash, end of period                                            $  137,297         $   85,965        $    137,297

                     CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                               September 30, 1999

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

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. Shareholders' equity
-----------------------

   Series A Preferred stock
   ------------------------

   In September 1999, the Company issued 5,882 shares of Series A Preferred Stock for net proceeds of $50,000. The Company has recorded $16,500 as additional paid in capital for the discount related to the embedded interest in the preferred stock and fully amortized the expense in the second quarter, when the stock was issued. This interest expense is included in the caption "Embedded interest expense" in the accompanying September 30, 1999 consolidated statement of operations.

   Common stock
   ------------

   In September 1999, warrants were exercised to purchase 50,000 shares of the Company's $.005 par value at $1.75 per share of the Company's common stock for net proceeds of $87,500. In July, August and September 1999, 28,867 options were exercised at $1.125 per share for the net proceeds of $32,475.

                     CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)


   Stock Options
   -------------

   The Company has granted options to purchase its common stock to its founders. The Option prices at the time of grant were at or above the fair market value of the Company's common stock. A summary of stock options activity follows:


                                                        Exercise
                                         Number of        Price
                                          Options       Per Share     Expiration
                                        ----------    ------------    ----------

   Outstanding at December 31, 1998      7,115,000    $1.125 - 9.00   2003 - 2008

   Exercised in Q1                         (20,458)   $1.125                 2006
                                         ----------------------------------------

   Outstanding at March 31, 1999         7,094,542    $1.125 - 9.00   2003 - 2008

   Exercised in Q2 1999                    (33,133)   $1.125 - 2.50          2006
   Cancelled in Q2, 1999                  (490,000)   $1.125                 2006
                                         ----------------------------------------

   Outstanding at June 30, 1999          6,571,409    $1.125 - 9.00   2003 - 2008

   Granted in Q3 1999                      125,000    $5.50                  2006
   Exercised in Q3 1999                    (28,867)   $1.125                 2006
                                         ----------------------------------------

   Outstanding at September 30, 1999      6,667,542   $1.125 - 9.00   2003 - 2008
                                         ----------

   Exercisable at September 30, 1999      3,319,542   $1.125 - 9.00   2003 - 2008

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

  Following FDA approval of its counterpulsation units, the Company intends to make the counterpulsation technology available through a delivery system of company-owned and joint-ventured facilities. In addition, the Company intends to market is counterpulsation units to

                      CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

existing and new facilities through national and international distributors. Each company-owned and joint-ventured facility will provide two or more counterpulsation units to provide patients with easy access to treatment. Potential joint-venture partners include community and university hospitals, private practice groups, managed care organizations, including HMOs, diagnostic imaging centers and preventive cardiology centers. Staffing would include a cardiologist who will review the patient's history from the referring physician, examine the patient and formulate the counterpulsation treatment plan. In addition, specially trained nurses will be present in the center to monitor each patient's treatment. The Company intends to attract patients from referrals from physicians, insurance carriers, HMOs and hospitals, as well as self-referred patients. The facilities will not offer full service long-term cardiology management in an attempt to avoid competition with cardiologists, surgeons and hospitals.

     In addition to its working capital on hand as of the date of this report, the Company believes that it will require an additional $1,000,000 of capital in order to fund its plan of operations over the next 12 months. To fund its working capital requirements, in November 1998, the Company commenced a private placement of shares of its Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock"). In the private placement, the Company is offering a total of 235,294 shares of Series A Preferred Stock at a price of $8.50 per share, pursuant to Rule 506 under the Securities Act of 1933 as amended. The Series A Preferred Stock has no voting rights. Each Series A Preferred Share is convertible into Common Stock at a conversion price of $8.50 per share, however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) seventy-five percent (75%) of the average last sale price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.38 per share. As of September 30, 1999, the Company had sold 74,588 shares of Series A Preferred Stock for the gross proceeds of $634,000. As of November 15, 1999 the Company has closed the Series A Preferred Offering upon its receipt of an additional $40,000 for 4,705 shares of Series A Preferred Stock being sold in November.

     The Company expects to obtain the working capital it needs from both the present private placements of Series A Preferred Stock as well as from the exercise of currently outstanding warrants and options. There can be no assurance, however, that the Company will be able to obtain sufficient additional capital, either through the present private placement, the exercise of warrants or otherwise, in order to fund the Company's working capital requirements in a timely manner. The Company through November 15, 1999 has obtained working capital totaling $1,019,231 from a combination of the Series A Preferred, and exercising of current outstanding warrants and options. The report of the Company's independent accountants for the fiscal year ended December 31, 1998 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

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

                     CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

     In August, 1999, the Company was named and served as a defendant in a lawsuit brought by Richard E. Rubin, MD, former officer and director of the Company in the United States District Court for the District of Maryland, Southern Division. Rubin alleges that the Company breached an employment contract with Rubin and prevented him from selling his shares or exercising options in the Company. Rubin seeks damages in excess of $5,000,000. The Company has filed a motion to dismiss certain claims in the complaint and, in the alternative, for a change of venue to New York. Following the filing of the motion, the parties stipulated to transfer the action to the United States District Court for the Eastern District of New York. The motion to dismiss the claim brought under Section 10(b) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder, will be transferred as well. The Company believes that the allegations of Rubin's complaint are without merit and, accordingly, the Company intends to vigorously defend this case. The Company believes that a determination of the lawsuit adverse to the Company will not have a material adverse effect on the financial condition or operations of the Company.

     In November 1999, the Company shall settle the dispute between CPC of America, Inc. and CPCA2000, Inc., on the one hand, and Partner Provider Health, Inc., TLC The Laser Center, Inc. and HeartMed LLC, on the other hand, over the HeartMed LLC joint venture, on mutually agreeable terms, under which all litigation shall been dismissed, no money shall be paid, and HeartMed shall become the wholly owned subsidiary of CPC of America, Inc."

                     CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

     In September 1999, the Company sold a total of 5,882 shares of its Series A Preferred Stock at a price of $8.50. The Series A Preferred Stock is convertible at any time into shares of the Company's $0.0005 par value common stock ("Common Stock") at a conversion price of $8.50 per share, however, on December 31, 1999, the conversion price shall be adjusted to the lower of (i) 75% of the average last sale price of the Common Stock for the 30 day trading days immediately preceding such date as reported on any stock exchange or (ii) $6.38 per share. There was no underwriter involved in the issuance. The Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended ("1933 Act").

     In September 1999, the Company issued 50,000 shares of Common Stock to two shareholders upon the exercise of warrants with an exercise price of $1.75 per share. There was no underwriter involved in this issuance. The shares were issued pursuant to Section 4(2) of the 1993 Act.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Inapplicable.

Item 5.  Other Information.  Acquisition of Med Enclosure, LLC
         -----------------

     On September 22, 1999, the Company entered into a Letter of Intent to acquire controlling interest of Med Enclosure, LLC., a Nevada limited liability corporation Med Enclosure, LLC. retains the proprietary and intellectual rights to the recently granted patents for the arterial site closure procedure known as "The Myers Solution." This acquisition complements CPC's primary focus on Cardiology care, including diagnostic, therapeutic and consumable/disposable products.

     Arterial site closure is predominately used in invasive procedures such as Cardiology, Peripheral interventions, Electrophysiology, Neurology and Radiology. There are currently three methods in use on a worldwide basis:
Suture Technique, Bovine Collagen Plug and Human Glue Application. "The Myers Solution" utilizes anterior arterial wall debridement (removal and disruption of surface artery cells creating a "sticky" surface) in and about the arteriotomy (puncture site), followed by energy-activated homogeneous human glue deployment to an activated surface which produces the ideal solution, thereby avoiding sutures, foreign material administration, and the avoidance of the discomfort of a one-half incision to the patient. The Company will be submitting an application to the FDA for market clearance for "The Myers Solution".

                     CPC OF AMERICA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a) Exhibits
         --------

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K
         -------------------

         None.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CPC of America, Inc.
                                                 (Registrant)


Dated: November 15, 1999                   By: /s/ ROD A. SHIPMAN
                                               --------------------------------
                                               Rod A. Shipman,
                                               Chief Financial Officer