Form 10KSB40
period 1999-12-31
CPC OF AMERICA INC
filed 2000-04-14
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-24053

                             CPC of America, Inc.
                (Name of Small Business Issuer in its charter)


   Nevada                                       11-3320709
------------------------------------------    ---------------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)


   1133 Fourth Street, Suite 200
   Sarasota, Florida                            34236
-------------------------------------------   ---------------------------
   (Address of principal executive offices)     (Zip Code)


        Issuer's telephone number, including area code  (941) 906-9546
                                                        --------------

Securities to be registered under Section 12(b) of the Act:


   Title of each class                          Name of each exchange on which
   to be so registered                          each class is to be registered

               None                             N/A
-------------------------------------------   ------------------------

Securities to be registered under Section 12(g) of the Act:

                        Common Stock, $.0005 par value
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No ____
              -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                    ---

The market capitalization value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $15,254,376.

The number of shares of the Common Stock outstanding as of March 31, 2000 was 4,603,741.

                  Documents incorporated by reference: None.

Part I

Item 1.  Description of Business.

         Unless otherwise indicated, all references to the Company include its wholly-owned subsidiaries, CPCA 2000, Inc., a Nevada Corporation and HeartMed, LLC., a Delaware limited liability company, and its majority-owned subsidiary, Med Enclosures, LLC. a Nevada limited liability company.

Business Development
--------------------

         CPC of America, Inc. (the "Company") was formed under the laws of the State of Nevada on April 11, 1996 to develop and acquire cardiology medical devices, therapeutic devices and disposable/consumable products. To date, the Company has developed and, through CPCA 2000, intends to manufacture and distribute external counterpulsation devices for the treatment of coronary artery disease. In addition, the Company recently acquired a controlling interest in Med Enclosures which owns two patents for a puncture closing device and technique known as The Myers Solution(S). ("The Myers Solution"). Finally, the Company continues to seek to acquire a revenue producing cardiology based company with engineering and sales and marketing personnel and distribution channels already in place. The Company's operations to date have consisted of the design and development of its counterpulsation units, the acquisition of Med Enclosures and the raising of capital.

         In November 1998, the Company commenced a private placement of 235,294 shares of its Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock"), at a price of $8.50 per share, pursuant to Rule 506 under the 1933 Act. The Series A Preferred Stock has no voting rights. Each Series A Preferred Share is convertible into Common Stock at a conversion price of $4.70 per share. In addition, the holders of the shares of Series A Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. In the private placement, the Company sold a total of 79,293 shares of Series A Preferred Stock for the gross proceeds of $674,000. Proceeds from the sale of the shares were applied towards the Company's working capital and research & development of the Company's counterpulsation units. As of March 31, 2000, a total of 70,469 shares of Series A Preferred Stock had been converted into a total of 131,996 shares of Common Stock., including shares issued as payment of the 5% dividend.

         In November 1999, the Company formed Med Enclosures as a limited liability company organized under the laws of the state of Nevada. Pursuant to the terms of an Operating Agreement dated November 5, 1999, the Company received a 73.3% interest in Med Enclosures in exchange for its contribution of $250,000 to the initial capital of Med Enclosures and its commitment to raise a minimum of $4,000,000 for Med Enclosures during 2000 to fund the FDA approval process for The Myers Solution procedure. Dr. Gene Myers, the Medical and Clinical Affairs Director for the Company, contributed all rights to the "Myers Solution" products and procedures for arterial closures, including U.S. Patent Nos. 5,486,195 and 5,941,897, in exchange for the remaining 26.7% interest in Med Enclosures. The Company's contribution to Med Enclosures was made pursuant to a Promissory Note dated November 5, 1999 in the original principal amount of $250,000. The Note bears interest at the rate of 5% per annum and all principal and interest is due and payable no later than November 5, 2000.

         The Company's executive offices are located at 1133 Fourth Street, Suite 200, Sarasota, Florida 34236; telephone number (941) 906-9546.

Business of the Issuer
----------------------

General

         The Company is engaged in the business of developing and/or acquiring cardiology therapeutic and disposable devices and products as well as the manufacturing and distributing of these devices and products for the diagnosis and treatment of coronary artery disease. To date, the Company has developed and/or acquired two products: the CPCA 2000 counterpulsation devices and the Myers Solutions puncture closing products and techniques.

     The Company's first product is the CPCA 2000 counterpulsation unit, a non-invasive, atraumatic and non-toxic method of treating certain coronary disease states. The Myers Solution is a puncture closing product and technique that utilizes a human glue deployment to close puncture wounds following surgery, thereby avoiding sutures and limiting discomfort to patients following surgery. Both the CPCA 2000 and the Myers Solution are in the development stage and the Company is seeking FDA approval of both of these products.

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

     Each year, thousands of people undergo cardiac catheterization, an invasive procedure that involves threading a catheter through an artery from a patient's groin to the heart. While cardiac catheterization is invaluable in diagnosing coronary artery blockages, it carries a serious risk of hemorrhaging at the site where the artery is punctured. To reduce this risk, heavy pressure is applied to the incision area for the first 45 minutes, and the patient must lie flat and still for up to 12 hours after the procedure.

     A percentage of these patients undergo invasive surgical procedures such as angioplasty or artery bypass surgery, both designed to remedy coronary artery narrowing. Coronary angioplasty is an invasive process whereby a small balloon attached to a catheter is inserted into a clogged artery. The balloon is then inflated to compress plaque and to open the narrowed artery. The estimated cost per successfully treated patient using the angioplasty method approaches $16,000 and many patients fail multiple attempts at angioplasty. Coronary artery bypass surgery involves supplementing the original arteries on the surface of the heart with additional conduits, or bypasses, which carry the blood around areas of blockage or narrowing. These bypasses or detours are frequently created by using veins harvested from the patient's leg or arteries harvested from the chest wall. This invasive procedure requires more lengthy hospitalization than angioplasty, carries a higher risk of complications, and can cost up to $50,000 per patient. Many bypass conduits close in the years following surgery requiring a return to medications, angioplasty, or repeat bypass attempts. There were at least 450,000 bypasses performed in the United States in 1996.

Products and Services

     Counterpulsation Technology: "CPCA2000"

     The Company has designed and, subject to FDA approval, intends to manufacture and market a counterpulsation device under the name CPCA 2000, as well as a mobile version of its counterpulsation device under the name CPCA 2000M. (See "Government Regulation and Supervision" for a more detailed discussion of the FDA approval process.) Counterpulsation is significantly less invasive than both angioplasty and artery bypass surgery and is designed to reduce the need for these more complicated and costly procedures. Counterpulsation involves the rhythmic inflation and deflation of sets of balloons or cuffs wrapped around the muscles of the calves, thighs and buttocks. Inflation and deflation occurs in a sequential manner, progressing from the calves to the lower and upper thighs and then to the buttocks. The sequence of cuff inflation and deflation compresses the vascular beds and is timed to the beating of the patient's own heart through synchronization with the patient's electrocardiogram. Cuffs inflate sequentially and rapidly at the onset of diastole to prevent blood from being trapped in vascular beds. Cuffs deflate just before the heart squeezes, reducing the pressure against which the heart must pump and allowing the heart to eject blood more efficiently and completely. External counterpulsation is designed to increase the ease of work during the contraction phase and to increase blood flow during the relaxation phase of the cardiac cycle.

     Patients are typically treated with counterpulsation therapy during 35 one-hour outpatient visits or sessions, spanning four to seven weeks. During their treatments, the patients remain outside the hospital and are free to pursue work and other scheduled activities. Treatment success is observed by relief of symptoms, possible reduction in medication, increased exercise capacity on the treadmill, and elimination of areas of poor cardiac circulation. A course of counterpulsation treatments, with a total global cost of $7,500 or less, compares favorably with the higher risk, expense, pain and lost productivity time associated with the invasive angioplasty and coronary bypass procedures.

     A 1992 study by doctors at Stony Brook University in New York showed that external-counterpulsation eliminated or reduced angina in over 80% of the patients studied. In that study, doctors tested the clinical efficacy and tolerability of external-counterpulsation in 18 patients with incapacitating chronic angina. In all patients, treatment with external-counterpulsation was associated with a substantial improvement in symptoms, with more than 80% reporting a complete absence of symptoms while performing their usual activities. In addition, Thalium-201 stress testing (performed for the same exercise duration before and after external-counterpulsation treatment) showed complete resolution of ischemic defects in 12 patients (67%), a decrease in the area of ischemia in two (11%), and no change in four (22%). Thus, 14 patients (78%) had a reduction in myocardial ischemia as assessed by Thalium-201 imaging. In addition, stress test results using a treadmill showed a significant increase in exercise duration following external-counterpulsation treatment. The Company had no involvement with the above-mentioned study.

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

     Puncture Closure Devices: "The Myers Solution"

     The Myers Solution is a proprietary technique for use during catherization procedures that is designed to reduce the risk of hemorrhage and speed recovery time for patients following these procedures. The Myers Solution is based on a basic principle of arterial clotting. When the outer surface of an artery, called the adventitia, is injured it releases a sticky chemical that serves as an adhesive for the body's clot-inducing substances, thus initiating the clotting process. The Myers Solution accelerates the release of this chemical through the use of a special instrument that surgically debrides the adventitia. To further speed clotting, this debridement is combined with one of the newly developed forms of "human glue." These products, a mixture of natural thrombin and fibrinogen, are widely available and relatively inexpensive. In addition, they can be manufactured to become adhesive only when exposed to a specific catalyst such as a laser.

     The glue alone is not sufficient to close the artery, however. Debridement is the key to the effectiveness of this technique, creating a surface area that allows the glue to adhere and form a solid seal. The Myers Solution includes a patented instrument and technique to temporarily close the wound, debride the surrounding adventitia and deliver a form of human glue to the puncture site
that can be activated by laser light.   The Company's majority-owned subsidiary,
Med Enclosures, holds the patents for both the instrument and the technique used in connection with The Myers Solution.

     The Company believes that a major advantage of The Myers Solution is that it requires no sutures and leaves no foreign matter in the artery thereby reducing the risk of an embolism resulting from residual material in the artery. In addition, The Myers Solution is designed to reduce the need for patients to remain completely immobile after the catherization procedure, often the most difficult and uncomfortable part of the entire procedure. The Company believes that The Myers Solution will significantly reduce the time and discomfort associated with catherization procedures thereby reducing patients' recovery time following such procedures. The Myers Solution is also designed to reduce the costs associated with cardiac catheterization by lowering post-procedural hospitalization time and the intensity of care required.

Marketing and Distribution

     Counterpulsation Technology "CPCA2000"

     The Company intends to engage third parties, through original equipment manufacturing ("OEM") relationships, to manufacture the Company's products. However, the Company may elect to build a multi application medical manufacturing facility in Sarasota, Florida. The Company intends to commence marketing and distribution of its products by establishing relationships with key providers and referring physicians across the nation, in geographically strategic locations.

     Distribution and marketing of the medical products will be accomplished through joint ventures between the Company's sales groups and clinics and institutions that will be purchasing its units. The Company's strategy is to sell one or more of its counterpulsation units to physicians, clinics and hospitals, with the Company receiving revenues from the proceeds of the sale as well as from service fees and licensing fees. The Company anticipates that it will need to employ approximately 10 full-time employees to develop and enhance the Company's sales, marketing and distribution efforts. The Company intends to grow its distributorship network and sales to and through:

     .    Major cardiology groups
     .    HMO groups
     .    Major payor groups and insurance companies
     .    Other existing diagnostic and therapeutic companies and centers
     .    National and international distribution agreements; and
     .    Internet e-commerce

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

     Puncture Closure Device "The Myers Solution"

     The Company initially intends to market The Myers Solution to both hospitals and to physicians through both national and international distribution agreements. In addition, the Company intends to establish a direct sales support team to assist the distributors with their customers and to establish national contracting agreements with major providers of services. The Company intends to sell The Myers Solution at prices ranging from $138.00 to $200.00.

     The Company intends to offer its products to potential customers through a marketing campaign consisting of public relations, direct mail and personal selling efforts by the Company's representatives. The public relations campaign will be designed to raise awareness of The Myers Solution and its puncture closure device among both industry leaders and the general public. The Company intends to generate publicity for The Myers Solution through press conferences, demonstrations and press releases to trade and professional publications.

     Although the Company initially intends to concentrate its marketing efforts on the U.S. domestic market, once domestic operations have been established the Company intends to expand its marketing efforts in various international markets. The Company intends to market its units to international customers through affiliations and/or agreements with international partners.

Government Regulation and Supervision

     General

     Clinical testing, manufacture and sale of the CPCA 2000, CPCA 2000M and "The Myers Solution" are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies. Pursuant to the federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. Under the Medical Device Act of 1976, the FDA places medical devices into one of three classes called Class I, II, or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness classifies all medical devices. Class I devices are subject only to general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP"). Class II devices are subject to general controls and performance standards established by the FDA, including postmarket surveillance, patient registries and FDA guidelines. Class III devices must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). The Company's current technologies are both considered by the FDA to be a Class III device.

     Before a new medical device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a "510(k) premarket notification" or through a premarket approval application ("PMA"). Although Class III devices normally require FDA clearance through the PMA process, because counterpulsation devices and puncture closure devices are already on the market, newer versions, similar to the CPCA 2000 and The Myers Solution, have been permitted to be marketed pursuant to the 510(k) premarket notification procedure. However, there is no assurance that the Company will continue to be eligible to utilize the 510(k) premarket notification process in the future or that the FDA will not in the future require the Company to submit a PMA, which would be a more costly, lengthy and uncertain approval process.

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

     Further, once FDA approval is obtained, the Company's products will be subject to pervasive and continuing regulation by the FDA, including various record keeping requirements and the requirement to report adverse experiences with the use of the device. The Company is also subject to inspection on a routine basis for compliance with the FDA's GMP regulations. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has recently finalized changes to GMP requirements that, among other things, add requirements for purchasing and pro-production design controls and maintenance of service records, which changes may therefore increase the cost of compliance.

     CPCA2000

     On November 12, 1998, the Company submitted to the FDA its final application for the CPCA 2000. The FDA responded to the application on February 10, 1999 with requests for clarification on certain issues and for additional data. The Company had a FDA inspection of one of its manufacturing facilities in May 1999 and has limited items for clearance. The Company has retained FDA, manufacturing, engineering, software and regulatory consulting from Quintiles Consulting, Inc. There can be no assurance, however, that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to submit The Myers Solution for FDA approval during the fourth quarter of 2000.

     The commercial success of the CPCA 2000 is also dependent upon positive coverage policies by the Health Care Financing Administration ("HCFA"), which administers the Medicare program, as well as other third-party payors. In February 1999, the HCFA extended Medicare coverage to external counterpulsation treatment for Class III and Class IV patients with disabling angina who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions. On November 4, 1999, the Health Care Financing Adminstration (HCFA) created a new code to describe external counterpulsation technology. This new code, HCPCS code G0166, is specific to Medicare beneficiaries and will be effective on January 1, 2000, for angina patients
being treating by the technology.   The allowable charge under this HCPCS code
for 35 one-hour treatments $4,550. Certain patients may require additional services, such as evaluation and management, which may be billed separately. In addition, there are federal and state laws, which regulate the financial relationships between manufacturers of medical devices and hospitals, physicians and other potential purchasers of medical devices. The federal Medicare and Medicaid anti-kickback statute prohibits financial relationships designed to induce the purchase, or arranging for or recommending the purchase, of items or services for which payment may be made under Medicare, Medicaid, or other federally funded state health care programs. The anti-kickback statute contains exceptions for, among other things, properly reported discounts and compensation for bona fide employees. In addition, federal regulations establish certain "safe harbors" from liability under the anti-kickback statute, including further refinements of the exceptions for discounts and employee compensation. The Company's future practices, in some cases, may not meet all of the criteria for a safe harbor from anti-kickback law liability. Other provisions of state and federal law provide civil and/or criminal penalties for presenting or causing to be presented for payment claims that are fraudulent or for items or services that were not provided as claimed. Because of the breadth of the statutory provisions described above, it is possible that some of the Company's business practices could be subject to scrutiny and challenge under one or more such laws. Such a challenge could have a material adverse effect on the business, financial condition and results of operations of the Company.

Competition

     Counterpulsation Technology "CPCA2000"

     At present, the Company is aware of only three other companies that are currently producing and marketing or intending to market a counterpulsation device similar to the CPCA 2000 or the CPCA 2000M: Vasomedical, Inc.; Cardiomedics, Inc., and Cardio-Vascular Electronics, Inc. The Company believes that these competitors have only a limited presence in the market and that the market in general for counterpulsation devices is largely untapped. There can be no assurance, however, that the Company will be able to compete initially or on a continual basis with companies that are currently marketing counterpulsation devices or those that presently seek to enter into the counterpulsation device market. The inability of the Company to compete in the counterpulsation market could have a material adverse effect on the Company. Management of the Company estimates that counterpulsation therapy is presently used to treat only a small percentage of all patients with coronary artery diseases. Accordingly, the Company anticipates that the CPCA 2000 and the CPCA 2000M will indirectly compete with more mainstream cardiology treatment techniques, such as angiography, coronary angioplasty, coronary artery bypass surgery and medication. While counterpulsation does not replace the need for these services in all cases, a percentage of coronary artery disease can be successfully treated using an alternative to invasive procedures, such as counterpulsation treatment.

         Puncture Closure Device  "The Myers Solution"

         The Company has several competitors that manufacture and market in the puncture closure devices, including Perclose, Inc., Kensey Nash, Datascope Corp. and Vascular Solutions, Inc. Management of the Company believes it has competitive advantage over other products because its product is superior in delivery of arterial site closures that are safe, variable and cost effective. However, all of the Company's competitors have greater marketing and financial resources than the Company and, accordingly, there can be no assurance that the Company will be able to compete effectively, if at all.

Patents and Trademarks

         Counterpulsation Technology "CPCA2000"

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

         Puncture Closure Device  "The Myers Solution"

         The first patent awarded to Gene Myers, MD by the United States Patent Office ("PTO") on January 23, 1996, Patent # 5,486,195 was for the "Method and Apparatus for Arteriotomy Closure". The second patent awarded to Dr. Myers was on August 24, 1999; Patent # 5,941,897 was for the Energy Activated Fibrin Plug. The Company has filed a trademark application with the PTO for the trademark "The Myers Solution."

Research and Development

         Since inception, the Company's research and development expenses have amounted to approximately $1,867,000. These expenditures have included the design and development of both the CPCA 2000 and the CPCA 2000M, as well as the submission of both of these units to the FDA for approval. At present, none of these research and development expenses have been borne by customers, as the Company has not begun to market or sell its products and services. The Myers Solution technology was purchased by the Company.

Employees

         As of the date of this report, the Company and its subsidiaries employed two persons consisting of its two executive officers. Neither of these employees is represented by a union or subject to a collective bargaining agreement. The Company has not experienced a work stoppage and the Company believes that its relationship with its employees is good. The Company contracts with various consultants to provide services to including engineering, software, testing, regulatory, legal, accounting, financial, product development, investor relations, medical and clinical affairs on a project by project basis.

Item 2.  Description of Property.

         The Company's executive offices are located in Sarasota, Florida and consist of approximately 1,000 square feet which the Company rents on a month to month basis.

Item 3.  Legal Proceedings.

         In June 1998, the Company was named as a defendant in a lawsuit brought by Charles M. O'Rourke, the Company's former attorney, in the United States District Court for the Eastern District of New York. The lawsuit also named as a defendant Rod Shipman, the Chief Executive Officer of the Company. The lawsuit alleges that Mr. O'Rourke performed various legal services for the Company for which he was to receive as payment both shares of Common Stock and options to purchase shares of Common Stock. The complaint alleges that the Company deprived Mr. O'Rourke of the value of his shares by refusing to allow Mr. O'Rourke to sell his shares under Rule 144 of the 1933 Act. Mr. O'Rourke alleges causes of action for breach of contract, fraud, breach of fiduciary duty, conversion, unjust enrichment and for declaratory and injunctive relief. Mr. O'Rourke seeks damages in an amount in excess of $966,000. The Company has filed an answer and a counterclaim against Mr. O'Rourke, seeking the return of both the shares of Common Stock and the options on the grounds that Mr. O'Rourke failed to provide adequate consideration for the securities, as well as monetary damages for the legal malpractice the Company believes to have been committed by O'Rourke while serving as counsel to the Company. The Company intends to vigorously defend against Mr. O'Rourke's allegations and prosecute its counterclaim. The Company believes that a determination of the lawsuit adverse to the Company will not have a materially adverse effect on the financial condition or operations of the Company.

         In February 1999, the Company filed a lawsuit against Partner Provider Health, Inc. ("PPH") and its parent company, TLC, The Laser Center, Inc., a Canadian corporation, alleging breach of contract, misrepresentation and fraud. In November 1999, the Company settled the dispute over the HeartMed LLC joint venture, on mutually agreeable terms, under which all litigation has been dismissed, no money has been paid, and HeartMed has become the wholly owned subsidiary of CPC of America, Inc. HeartMed, LLC is planned for future endeavors when deemed appropriate.


         In March 1999, the Company was named as a defendant in a lawsuit brought by Nancy Lee, a former consultant for the Company, in the United States District Court for the Central District of California. In her complaint, Ms. Lee alleged that the Company prohibited Ms. Lee from selling the balance of the shares after selling Common Stock she acquired as a founder of the Company. Ms. Lee seeks a judicial declaration from the court that she is the rightful owner of the shares. The Company has filed an answer and a counterclaim against Ms. Lee seeking the return of the shares of Common Stock on the grounds that Ms. Lee failed to provide adequate consideration for the securities. The Company intends to vigorously defend against Ms. Lee's allegations and prosecute its counterclaim. The Company believes that a determination of the lawsuit adverse to the Company will not have a materially adverse effect on the financial condition or operations of the Company. The matter has been transferred to New York federal courts and consolidated with the O'Rourke and Rubin matters.

         In April 1999, the Company was named as a defendant in a lawsuit brought by Carepoint Network, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah. Carepoint alleges that the Company entered into a contract with Carepoint to purchase all of the issued and outstanding capital stock of Carepoint and that the Company breached this contract by failing to consummate the transaction. In February 2000, the Company agreed to settle this matter for $50,000 in cash and 33,333 shares of Common Stock.

         In August, 1999, the Company was named and served as a defendant in a lawsuit brought by Richard E. Rubin, M.D., a former officer and director of the Company, in the United States District Court for the District of Maryland, Southern Division. Rubin alleges that the Company breached an employment contract with Rubin and prevented him from selling his shares or exercising options in the Company. Rubin seeks damages in excess of $5,000,000. The company has filed an answer denying any and all liability to Rubin. The Company has interposed counterclaims against Rubin seeking recovery of the shares and options the Company believes are unlawfully held by Rubin, or in the alternative, monetary damages. The Company believes that the allegations of Rubin's complaint are without merit and, accordingly, the Company intends to vigorously defend this case. The Company believes that a determination of the lawsuit adverse to the Company will not have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "CPCF" since February 18, 1998. Set forth below are high and low closing prices for the Company's Common Stock for each quarter during the fiscal year ended December 31, 1999. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions:

         Quarter Ended                           High            Low
         -------------                           ----            ---
         March 31, 1999                         $11.50         $4.625
         June 30 , 1999                         $8.875         $ 5.25
         September 30, 1999                     $10.37         $ 5.25
         December 31, 1999                      $ 8.62         $ 4.75

         As of March 31, 2000, there were 59 record holders and approximately 560 beneficial owners of the Company's Common Stock.

         The Company has not paid any cash dividends on its common stock since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business. Pursuant to its Certificate of Designations, holders of shares of Series A Preferred Stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of Common Stock. As of March 31, 2000, the Company has issued 4,551shares of Common Stock as payment of dividends on the Series A Preferred Stock. No cash dividends have been paid on the shares of Series A Preferred Stock.

Item 6.  Recent Sales of Unregistered Securities

         During the fiscal year ended December 31, 1999, the Company sold unregistered shares of its Common Stock in the following transactions:

         A. From November 1998 to November 1999, the Company conducted a private placement of shares of its Series A Preferred Stock at a price of $8.50 per share. In the private placement, the Company sold 79,293 shares of Series A Preferred Stock for the aggregate proceeds of $674,000. The private placement was conducted pursuant to Rule 506 under the 1933 Act. There is no underwriter involved in the private placement.

         B. Between February 1999 and December 1999, the Company issued an aggregate of 209,490 shares of Common Stock upon the exercise of outstanding warrants with an exercise price of $1.75 per share. The issuances were conducted pursuant to Rule 506 under the 1933 Act. There were no underwriters involved with these issuances.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

General
-------

          To date, the Company's activities have included the market analysis and development of its counterpulsation units, acquisition of Med Enclosures, LLC, and the raising of development and working capital. The Company has developed and prepared for market the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for FDA 510(k) approval. The

Company has financed its activities to date through the sale of its securities. See "Item 6, Part II - "Recent Sales of Unregistered Securities" for a description of the Company's sale of shares of its securities in 1999. The Company intends to commence revenue producing operations in the fourth quarter of 2000, subject to FDA approval of its counterpulsation units. The Company intends to submit for "The Myers Solution" FDA approval in the fourth quarter of 2000 and to commence commercial operations of the product in the fourth quarter of 2001.

     The Company recently commenced a private placement offering of shares of its Series B Preferred Stock, $.001 par value per share ("Series B Preferred Stock"). In the private placement, the Company intends to offer up to 228,571 shares of Series B Preferred Stock at a price of $8.75 per share for the gross offering amount of $2,000,000. The Series B Preferred Stock are convertible into shares of Common Stock and holders thereof are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. The Series B Preferred Stock is being offered pursuant to Rule 506 under the Act solely to "accredited investors" as that term is defined in Rule 501 under the Act. As of the date of this report, no shares of Series B Preferred Stock have been sold.

     In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $2,000,000 of capital in order to fund its plan of operations over the next 12 months as well as an additional $4,000,000 to fund the FDA approval process for The Myers Solution. The Company expects to funds its working capital requirement over the next 12 months from its private placement of shares of Series B Preferred Stock as well as from the continuing exercising of both the outstanding warrants and options. See Item 1, "Description of Business - Business Development." The Company expects to obtain the capital to fund the FDA approval process for the Myers Solution from either the sale of its equity securities or from the sale of interests in Med Enclosures.

     There can be no assurance, however, that the Company will be able to obtain sufficient additional capital, either through the present private placement of Series B Preferred Stock, from other outside investors, the exercise of warrants and options or otherwise, in order to fund the Company's working capital requirements in a timely manner or to fund the FDA approval process for The Myers Solution. Under the terms of the Operating Agreement for Med Enclosures, the Company could lose its entire interest in Med Enclosures if it does not raise at least $4,000,000 for Med Enclosures by November 2000. The report of the Company's independent accountants for the fiscal year ended December 31, 1999 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

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

Item 7.  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..................................................     18
Consolidated Balance Sheet at December 31, 1999.....................................................     19
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998
  and cumulative from inception (April 11, 1996) to December 31, 1999...............................     20
Consolidated Statements of Shareholders' Equity (Deficit)
  from inception (April 11, 1996) to December 31, 1999..............................................     21
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998
  and cumulative from inception (April 11, 1996) to December 31, 1999...............................     22
Notes to Consolidated Financial Statements..........................................................     23

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the directors and officers of the Company.

       Name                    Age                       Position
-----------------------       -----         ----------------------------------

Rod A. Shipman                 49           President, Secretary and Director
Rafe Cohen                     52           Treasurer and Director
William C. Lievense            52           Director

         Mr. Shipman has been the President, Chief Executive Officer and Secretary of the Company since January 1997 and has been a director of the Company since its inception in May 1996. Mr. Shipman has over 20 years of experience in the medical industry. From August 1994 to September 1999, Mr. Shipman was President and Chief Executive Officer of R.A. Shipman & Associates, L.L.C., a health care consulting firm. From January 1993 to July 1994 he served as Senior Vice President and Chief Operating Officer of MRI Medical Diagnostics, a Colorado corporation that provided imaging and nuclear medical services and operated a senior retirement facility. Mr. Shipman also served as a director of that company from May 1993 to June 1994. From January 1991 to September 1992, Mr. Shipman served as the President and Chief Operating Officer of Southern California Imaging Services, a private mobile diagnostic imaging and service company. From 1978 to 1990 he served in various positions including Business Manager, Controller, Account Executive and District Manager with Philips Medical Systems, CGR Medical Systems, ADAC Laboratories and Picker, all medical imaging companies. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California. He currently serves as a director on several small privately held companies in real estate and environmental companies

         Mr. Cohen has served as treasurer and as a director of the Company since July 1998. Mr. Cohen previously served as a director of the Company in 1996. Mr. Cohen is a certified public accountant and has owned and managed his own accounting practice since 1974. Mr. Cohen also currently serves as President of Galaxy Theaters. Mr. Cohen received a Masters Degree in Business Taxation from the University of Southern California in 1976 and a Masters Degree in Finance from the University of California, Los Angeles in 1972.

         Mr. Lievense has served as a director of the Company since October 1996. He has approximately 26 years of experience in the medical industry. Mr. Lievense was the President and Chief Executive Officer of Columbia/Doctors Hospital of Sarasota, Florida, and its predecessor, Galen Health Care Corporation from 1993 to his recent retirement in January 2000. Mr. Lievense has worked for Humana, Inc., a nationwide owner and operator of hospitals and healthcare facilities, for 20 years, serving as its Vice President and Assistant Regional Manager from 1988 to 1993. He also worked for American Inhalation Representatives, Inc., a respiratory services company in Birmingham, Alabama. Mr. Lievense received a Bachelor of Arts degree in Sociology from Alma College in Alma, Michigan and received a Masters degree in Business Administration from the University of Louisville, Kentucky.

         All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

Key Consultants to the Company

     The CTM Group, Inc., has a consulting contract to provide strategic planning services to the Company. Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is a former founder of the Company and served as its President, Treasurer and Chairman of the Board from April 1996 to January 1997. Mr. Shabty was a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida. He is a former director of TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the Founder, Chairman of the Board and Chief Executive Officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. From October 1993 to September 1994, Mr. Shabty served as Executive Vice President of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. He has also attended the London School of Economics and the Executive M.B.A. Program at the Harvard Business School.

     Gene Myers, M.D. has been the Medical and Clinical Affairs Director of the Company since July 1998. Dr. Myers has performed medical internships at the University of Michigan's Department of Internal Medicine and at the University Health Center of Pittsburgh. Dr Myers was also an Assistant Resident, Research Cardiology Fellow and Chief Medical Resident at Duke University Hospital, and has published or presented more than two dozen scientific studies. He received a Bachelor's degree in Chemistry and Physics from Pennsylvania State University and his M.D. from the Pennsylvania School of Medicine at the University of Pennsylvania. Dr. Myers is licensed in three states, and has a thriving cardiology practice in Sarasota, Florida. He is a member of numerous professional organizations including the American College of Cardiology, the American Heart Association, the American College of Nuclear Cardiology and the American Board of Quality Assurance and Utilization Review.

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

     Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

          Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.

                                          Annual Compensation                         Long-Term Compensation
                                -----------------------------------------     ------------------------------------
     Name and Position          Year     Salary     Bonus   Other Annual       Restricted          Common Shares         All Other
                                                            Compensation      Stock Awards ($)  Underlying Options     Compensation
                                                                                                     Granted
                                                                                                   (# Shares)
------------------------       -----   ----------  ------  --------------    -----------------  -------------------   --------------
Rod A. Shipman, President       1999    $195,000    -0-        -0-                 -0-                 -0-                 -0-
and Secretary                   1998         -0-    -0-        -0-                 -0-          (1)    2,000,000           -0-
                                1997         -0-    -0-        -0-                 -0-                 -0-                 -0-

              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values

                Name               Shares Acquired on      Value Realized ($)    Number of Securities      Value of Unexercised
                                      Exercise (#)                                    Underlying               In-the-Money
                                                                                      Unexercised            Options/SARs at
                                                                                    Options/SARs at           FY-End ($)(1)
                                                                                      FY-End (#)               Exercisable/
                                                                                     Exercisable/             Unexercisable
                                                                                     Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Rod A. Shipman                                110,770               $520,596      1,269,230/1,600,000     $5,686,246/$1,400,000
President and Secretary                                                                                                       0

(1) Based on a price of $6.00 per share for the Common Stock as quoted on the OTC Bulletin Board on December 31, 1999.


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

          Employment Agreements. On April 23, 1998, the Company entered into an Employment Agreement with Rod A. Shipman to serve as President and Chief Executive Officer of the Company. Pursuant to the terms of that employment agreement, Mr. Shipman received an annual salary of $120,000. Effective April 1, 1999, the Company and Mr. Shipman amended the terms of his employment agreement to increase annual compensation to $220,000 and to permit Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. Pursuant to his employment agreement with the Company, Mr. Shipman received options to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share, of which options to purchase 200,000 were immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on April 23 on each of the next nine anniversaries of the date of grant. The options expire on April 22, 2008. The Employment Agreement is for a term of ten years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 31, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

               Name and Address                       Number of Shares                    Percentage Owned
                                              ------------------------------              ----------------
Rod A. Shipman(1) (2)                                    1,659,042                             28.4%
Rafe Cohen(1)                                               37,000                               (3)
Dr. Richard E. Rubin(4)                                    456,666                             10.4%
William C. Lievense(1)                                      40,000                               (3)
CTM Group, Inc.(5) (6)                                   2,277,867                             39.5%
Leslie J. Kessler(7) (8)                                   950,000                             19.5%
All officers and directors as a group                    1,736,042                             29.7%

_______________
(1)  Address is 1133 Fourth Street, Suite 200, Sarasota, Florida 34236.

(2) Includes options granted to Mr. Shipman to purchase 1,469,230 shares of Common Stock. Does not include options to purchase 1,400,000 shares of Common Stock, which are subject to annual vesting.

(3)  Less than one percent.

(4)  Address is 5530 Wisconsin Avenue, Suite 750, Chevy Chase, Maryland 20815.

(5)  Address is 1350 East Flamingo, #800, Las Vegas, Nevada  89119.

(6) Includes options granted to the CTM Group to purchase 1,590,866 shares of Common Stock. Does not include options to purchase 1,400,000 shares of Common Stock, which are subject to vesting.

(7)  Address is 11 Hedgerow Lane, Jericho, New York 11753.

(8) Includes an option granted to Ms. Kessler to purchase 490,000 shares of Common Stock at $1.125 per share for a ten-year period ending May 2, 2006.

Item 12.  Certain Relationships and Related Transactions.

          In April 1999, the Company amended the terms of its Employment Agreement with its President and Chief Executive Officer, Rod A. Shipman. See
Item 11, Executive Compensation, for a description of the terms of the amended employment agreement.

Item 13.  Exhibits and Reports on Form 8-K.

(a)    Index To Exhibits                                                      Page
                                                                              ----


    3.1    Articles of Incorporation of the Company.(1)

    3.2    Bylaws of the Company.(1)

    4.1    Specimen of Common Stock Certificate.(1)

    4.2    Certificate of Designations of the Company.(4)

    10.1   Consulting Agreement between the Company and CTM Group, Inc.(1)

    10.2   Stock Purchase Agreement between the Company and DSDS Group, Inc. dated
           July 25, 1997.(1)

    10.3   Employment Agreement dated April 23, 1998 between the Company and Rod A.
           Shipman.(2)

    10.4   Operating Agreement dated August 21, 1998 between the Company and
           Partner Provider Health, Inc.(2)

    10.5   Consulting Agreement dated April 23, 1998 between the Company and CTM
           Consulting Group, Inc.(2)

    10.6   Agreement dated November 17, 1998 between the Company and Automated
           Specialties Enterprises, Inc.(3)

    10.7   Agreement dated November 17, 1998. (3)

    10.8   Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (4)

    10.9   Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (4)

    10.10  Letter Agreement between the Company and Leslie J. Kessler dated May
           18, 1999. (5)

    10.11  Operating Agreement for Med Enclosures LLC

    21.1   List of Subsidiaries.

    27.1   Financial Data Schedule

______________
(1) Previously filed as part of the Company's registration statement on Form 10-SB (SEC File No. 0-24053) filed with the Securities and Exchange Commission on April 20, 1998.

(2) Previously filed as part of the Company's registration statement on Form 10-SB/A (SEC File No. 0-24053) filed with the Securities and Exchange Commission on August 14, 1998.

(3) Previously filed as part of the Company's annual report on Form 10-KSB (SEC File No. 0-24053) for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(4) Previously filed as part of the Company's quarterly report on Form 10-QSB (SEC File No. 0-24053) for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999.

(5) Previously filed as part of the Company's quarterly report on Form 10-QSB (SEC File No. 0-24053) for the quarter ended June 30, 1999 filed with the Securities and Exchange Commission on August 9, 1999.

(b)  Reports on Form 8-K.

     None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheet of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception (April 11, 1996) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. and subsidiaries as of December 31, 1999, and the results of their consolidated operations and cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception (April 11, 1996) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has incurred losses since its inception and remains in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern.
Management's plans regarding those matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 22, 2000

                     CPA OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                          Consolidated Balance Sheet

                                                                              December 31,
                                                                                  1999
                                                                           ------------------
                                  ASSETS

Current assets:
   Cash and equivalents                                                      $        104,962
   Prepaid and other                                                                  186,145
                                                                           ------------------

      Total current assets                                                            291,107

Equipment, net of accumulated depreciation of $7,265                                    8,155

Trademark, net of accumulated amortization of $1,246                                    4,985
                                                                           ------------------
                                                                             $        304,247
                                                                           ==================

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                          $         67,823
   Accrued legal settlement                                                           250,000
                                                                           ------------------
      Total current liabilities                                                       317,823
                                                                           ------------------

Commitments and contingencies                                                               -

Shareholders' deficit:
   Preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series A - 79,293 shares issued and outstanding                                      79
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      4,129,533 shares issued and outstanding                                           2,065
   Additional paid-in capital - preferred                                             898,407
   Additional paid-in capital - common                                              1,822,900
   Deficit accumulated during the development stage                                (2,737,027)
                                                                           ------------------
      Total shareholders' deficit                                                     (13,576)
                                                                           ------------------
                                                                             $        304,247
                                                                           ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     Consolidated Statements of Operations

                                                                                                      Cumulative
                                                                                                    from inception
                                                                                                   (April 11, 1996)
                                                            Year ended December 31,                to December 31,
                                                     --------------------------------------
                                                          1999                   1998                   1999
                                                     ----------------      ----------------       ----------------
Costs and expenses:

  Research and development                           $        886,127      $        531,807       $      1,867,187

  General and administrative                                  444,547               116,256                620,803

  Depreciation and amortization                                 3,707                 4,947                 22,151
                                                     ----------------      ----------------       ----------------

Operating loss                                             (1,334,381)             (653,010)            (2,510,141)
                                                     ----------------      ----------------       ----------------
Other income (expense):

  Interest expense                                                  -                     -                 (7,000)

  Interest income                                               5,053                11,790                 29,205
                                                     ----------------      ----------------       ----------------
                                                                5,053                11,790                 22,205
                                                     ----------------      ----------------       ----------------
Loss before minority interest                              (1,329,328)             (641,220)            (2,512,936)

Minority interest                                                   -                   640                  1,120
                                                     ----------------      ----------------       ----------------
Net loss                                             $     (1,329,328)     $       (640,580)      $     (2,511,816)
                                                     ================      ================       ================

Basic and diluted net loss per share                 $          (0.38)     $          (0.16)
                                                     ================      ================
Basic and diluted weighted average number
  of common shares outstanding                              4,104,371             4,285,471
                                                     ================      ================

 The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           Consolidated Statements of Shareholders' Equity (Deficit)
             From inception (April 11, 1996) to December 31, 1999

                                                    Series A Preferred Stock                          Common Stock
                                           -------------------------------------------  -------------------------------------------
                                                                     Amount                                       Amount
                                                          ----------------------------                 ----------------------------
                                               Number          Per                          Number          Per
                                             of Shares        Share          Total        of Shares        Share          Total
                                           -------------  -------------  -------------  -------------  -------------  -------------
Initial capitalization                                 -  $           -  $           -      2,400,000  $      0.0005  $       1,200
Issuance of common stock for a note                    -              -              -        300,000         0.0005            150
Issuance of common stock for cash                      -              -              -        100,000           0.05             50
Issuance of common stock for services                  -              -              -        764,000           0.05            382
Net loss for 1996                                      -              -              -              -              -              -
                                           -------------                 -------------  -------------                 -------------
 Balance, December 31, 1996                            -                             -      3,564,000                         1,782
Exercise of options                                    -              -              -         26,666          1.125             13
Issuance of common stock for cash and
 conversion of note payable ($77,000)                  -              -              -        640,000           1.45            320
Payment of note receivable
 from shareholder                                      -              -              -              -              -              -
Net loss for 1997                                      -              -              -              -              -              -
                                           -------------                 -------------  -------------                 -------------
 Balance, December 31, 1997                            -                             -      4,230,666              -          2,115
Exercise of options                                    -              -              -         57,000   1.125 - 2.50             29
Issuance of common stock for cash                      -              -              -         40,000           1.45             20
Issuance of preferred stock for cash               8,824           8.50              9              -              -              -
Valuation of beneficial conversion
 feature on Series A Preferred                         -              -              -              -              -              -
Contribution of officer's salary                       -              -              -              -              -              -
Net loss for 1998                                      -              -              -              -              -              -
                                           -------------                 -------------  -------------                 -------------
 Balance, December 31, 1998                        8,824                             9      4,327,666                         2,164
Exercise of warrants                                   -              -              -        209,490           1.75            105
Exercise of options                                    -              -              -        146,903           1.21             73
Issuance of preferred stock for cash              70,469           8.50             70              -              -              -
Preferred stock dividend                               -                             -          5,474           4.70              3
Valuation of beneficial conversion
  feature on Series A Preferred                        -                             -              -              -              -
Repurchase of common shares                            -                             -       (560,000)        0.0005           (280)
Net loss for 1999                                      -                             -              -                             -
                                           -------------                 -------------  -------------                 -------------
 Balance, December 31, 1999                       79,293                 $          79      4,129,533                 $       2,065
                                           =============                 =============  =============                 =============

                                                                                          Deficit
                                               Note        Additional      Additional    Accumulated
                                             Receivable     Paid-in         Paid-in      During the         Net
                                               from         Capital-        Capital-     Development     Shareholders'
                                            Shareholder      Common        Preferred        Stage      Equity(Deficit)
                                           -------------  -------------  -------------  -------------  ---------------
Initial capitalization                     $           -   $          -  $           -  $           -  $         1,200
Issuance of common stock for a note                 (150)             -              -              -                -
Issuance of common stock for cash                      -          4,950              -              -            5,000
Issuance of common stock for services                  -         37,818              -              -           38,200
Net loss for 1996                                      -              -              -        (59,079)         (59,079)
                                           -------------  -------------  -------------  -------------  ---------------
 Balance, December 31, 1996                         (150)        42,768              -        (59,079)         (14,679)
Exercise of options                                    -         29,987              -              -           30,000
Issuance of common stock for cash and
  conversion of note payable ($77,000)                 -        927,680              -              -          928,000
Payment of note receivable
  from shareholder                                   150              -              -              -              150
Net loss for 1997                                      -              -              -       (457,829)        (457,829)
                                           -------------  -------------  -------------  -------------  ---------------
 Balance, December 31, 1997                            -      1,000,435              -       (516,908)         485,642
Exercise of options                                    -        114,971              -              -          115,000
Issuance of common stock for cash                      -         57,980              -              -           58,000
Issuance of preferred stock for cash                   -              -         74,991              -           75,000
Valuation of beneficial conversion
  feature on Series A Preferred                        -              -         25,000        (25,000)               -
Contribution of officer's salary                       -         80,000              -              -           80,000
Net loss for 1998                                      -              -              -       (640,580)        (640,580)
                                           -------------  -------------  -------------  -------------  ---------------
 Balance, December 31, 1998                            -      1,253,386         99,991     (1,182,488)         173,062
Exercise of warrants                                   -        366,503              -              -          366,608
Exercise of options                                    -        177,289              -              -          177,362
Issuance of preferred stock for cash                   -              -        598,930              -          599,000
Preferred stock dividend                               -         25,722              -        (25,725)               -
Valuation of beneficial conversion
  feature on Series A Preferred                        -              -        199,486       (199,486)               -
Repurchase of common shares                            -              -              -                            (280)
Net loss for 1999                                      -              -              -     (1,329,328)      (1,329,328)
                                           -------------  -------------  -------------  -------------  ---------------
 Balance, December 31, 1999                $           -  $   1,822,900  $     898,407  $  (2,737,027) $       (13,576)
                                           =============  =============  =============  =============  ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                                           Cumulative
                                                                                                         from inception
                                                                                                        (April 11, 1996)
                                                                        Year ended December 31,         to December 31,
                                                                  ----------------------------------
                                                                       1999               1998               1999
                                                                  ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                        $    (1,329,328)   $      (640,580)   $    (2,486,816)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Minority interest                                                           -               (640)            (1,120)
    Depreciation and amortization                                           3,707              4,947             22,151
    Contribution of officer's salary                                            -             80,000             80,000
    Gain on disposition of Tercero                                              -                  -            (15,679)
    Issuance of common stock for services                                       -                  -             38,200
    Sale of Tercero - assignment of payables                                    -                  -             55,678
    Increase in other assets                                              (39,050)           (62,000)          (132,376)
    Increase in accounts payable                                           27,079             28,072             68,303
    (Decrease)/ increase in accrued expenses                              250,000            (10,000)           266,000
    Increase in accrued interest                                                -                  -              7,000
                                                                  ---------------    ---------------    ---------------
    Net cash used by operating activities                              (1,087,592)          (600,201)        (2,098,659)
                                                                  ---------------    ---------------    ---------------
Cash flows from investing activities:
  Tercero acquisition/sale                                                      -                  -            (49,999)
  DSDS acquisition                                                              -            (18,000)           (79,000)
  Capital expenditures                                                          -                  -            (15,420)
                                                                  ---------------    ---------------    ---------------
    Net cash used by investing activities                                       -            (18,000)          (144,419)
                                                                  ---------------    ---------------    ---------------
Cash flows from financing activities:
  Proceeds from notes to shareholders                                           -                  -             73,000
  Proceeds from note receivable from shareholder                                -                  -                150
  Payments on note payable to shareholder                                       -                  -             (3,000)
  Exercise of options and warrants                                        543,970            115,000            688,970
  Issuance of preferred stock                                             599,000             75,000            674,000
  Issuance of common stock                                                      -             58,000            915,200
  Repurchase of common stock                                                 (280)                 -               (280)
                                                                  ---------------    ---------------    ---------------
    Net cash provided by financing activities                           1,142,690            248,000          2,348,040
                                                                  ---------------    ---------------    ---------------
Net increase (decrease) in cash                                            55,098           (370,201)           104,962
Cash, beginning of period                                                  49,864            420,065                  -
                                                                  ---------------    ---------------    ---------------
Cash, end of period                                               $       104,962    $        49,864    $       104,962
                                                                  ===============    ===============    ===============

Non-cash investing and financing activities:
  Issuance of common stock for note receivable                    $             -    $             -    $           150
  Debt to equity conversion                                       $             -    $             -    $        77,000
  Acquisition of minority interest                                                   $        18,000    $        33,250
  Sale of Tercero - elimination of goodwill                       $             -    $             -    $       (40,000)
  Preferred dividends paid through issuance of common stock       $        25,725    $             -    $        25,725
  Acquisition of Med Enclosures for note payable                  $       250,000    $             -    $       250,000

  The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

                               December 31, 1999

1.  Organization and summary of significant accounting policies
---------------------------------------------------------------

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

   On July 25, 1997, the Company acquired 80% of DSDS Group, Inc. ("DSDS"). The sole owner of DSDS, John P. Colonna, served as a technical and engineering consultant to the Company. DSDS had no operating history and its only assets consisted of two patents relating to a self-destructing single-use syringe. The patents had approximately 16 years remaining before expiration, and were deemed to have a fair value of $76,250. The Company purchased its interest in DSDS for a total price of $61,000, of which $25,000 was paid in cash at the closing, and $36,000 was to be paid by the Company in 18 equal monthly installments. The transaction was accounted for as a purchase of DSDS by the Company and, accordingly, the accompanying financial statements include the amounts and operations of the Company from its inception and of DSDS from July 25, 1997. In September 1998, the Company purchased the remaining 20% interest of DSDS for $18,000 cash. The pro forma summary combining the results of operations of the Company and DSDS as if the acquisition had occurred at the inception of CPC (April 11, 1996) would be the same as the accompanying financial statements since DSDS had no operations. On December 1, 1998, the Company sold DSDS for its book value of $60,000 to a consulting firm that has been providing research and development activities to the Company since early 1998. In consideration for the acquisition of DSDS, this R & D consulting firm provided $60,000 worth of consulting services to the Company through May 1999.

   In June 1998 CPC formed CPCA 2000, Inc., a Nevada corporation ("CPCA") to serve as the Company's wholly-owned operating subsidiary. The Company transferred all of its assets and liabilities to CPCA.

   On February 1, 1999, the Company filed a lawsuit against Partner Provider Health, Inc. (PPH) alleging breach of contract, misrepresentation and fraud relating to its joint venture with HeartMed LLC. Under terms of a November 1999 settlement, CPC dropped its lawsuit and received the remaining interest in HeartMed LLC making it a wholly owned subsidiary of CPC. HeartMed LLC had no operations or assets during 1999.

   On November 22, 1999, CPC formed Med Enclosures, LLC, a Nevada Limited Liability Corporation, (MED) with Gene Myers Enterprises, Inc., (GME) a minority shareholder of CPC. CPC received a 73.3% interest in MED for a $250,000 note payable due November 5, 2000. GME contributed two patents, developed by GME, to MED, that are recorded at GME's carrying value of zero. Med Enclosures had no operations from November 22, 1999 through December 31, 1999. If CPC fails to raise $4,000,000 for MED by November 2000 to fund the FDA approval process for "The Myers Solution" procedure, its interest in Med Enclosures converts to GME.

   Principles of consolidation
   ---------------------------

   The accompanying consolidated financial statements include the amounts of the Company and its subsidiaries, DSDS, from July 1997 through November 1998, CPCA, from June 1998, and MED and HeartMed LLC from November 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

   1.  Organization and summary of significant accounting policies (continued)
   ---------------------------------------------------------------------------

   Cash and equivalents
   --------------------

   The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

   Trademarks
   ----------

   The trademark is stated at cost and is amortized using the straight-line method over its economic useful life, which is estimated at ten years.

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

   Intangibles and long-lived assets
   ---------------------------------

   Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

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

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

   Stock-based compensation
   ------------------------

   During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25") , "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

2. Shareholders' equity (deficit)
---------------------------------

   Series A Preferred stock
   ------------------------

   In November 1998, the Company offered in a private placement memorandum Series A preferred stock at $8.50 per share. As of November 15, 1999, the Company sold 79,293 shares for net proceeds of $674,000. The Series A Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series A share was convertible into one common share until December 31, 1999, when the conversion price was adjusted to the lower of $6.38 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At December 31, 1999 the conversion price was calculated at $4.70 per share. On December 31, 1999, the dividend of $25,725 was paid by issuing 5,474 shares of the Company's common stock. No shares were converted in 1999.

   Common stock
   ------------

   In the second quarter of 1999, the Company reached an agreement with one of its shareholders to repurchase 560,000 shares at par. These shares were originally issued for services and the Company claimed that the services had not been provided. In addition, options to purchase 490,000 common shares held by the shareholder were canceled.

   In June 1998, the Company effected a two-for-one stock split, decreasing the par value to $.0005 per share. The number of authorized shares remained at 20,000,000. All share information reported in these financial statements has been adjusted to reflect the two-for-one stock split.

   In March 1997, the Company offered in a private placement memorandum 35 units at $29,000 per unit. Each unit consists of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. As of December 31, 1998, the Company had sold 34 units, including 3 units in conversion of a note payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into 3 units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance. During 1999, warrants to purchase 209,490 common shares were exercised and warrants to purchase 1,150,510 common shares were outstanding at December 31, 1999.

   In December 1996, the Company issued 4,000 shares of common stock to its attorney for payment of $200 in legal fees.

   In October 1996, the Company issued 760,000 shares of common stock to related parties in payment of $38,000 in consulting fees rendered in 1996.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

2.  Shareholders' equity (deficit) (continued)
----------------------------------------------

   Common stock (continued)
   ------------------------

   In May 1996, the Company sold to its founders 2,400,000 shares of common stock for $.0005 cash per share and 300,000 shares for a $150 note receivable. In September 1996, the Company sold 100,000 shares of common stock for $.05 cash per share to one of its founders.

   Stock options
   -------------

   The Company has granted options to purchase its common stock. The option prices at the time of grant were at or above the fair value of the Company's common stock. A summary of stock option activity follows:

                                                                     Exercise
                                           Number of                  Price
                                            Options                 Per Share           Expiration
                                       ------------------      ------------------    ---------------
     Inception (April 11, 1996)                         -                       -                  -
     Granted                                    4,420,000           $1.125 - 1.25        1997 - 2006
                                       ------------------      ------------------
     Outstanding at December 31, 1996           4,420,000           $1.125 - 1.25        1997 - 2006
                                       ------------------      ------------------

     Exercised                                    (26,666)          $       1.125
     Expired                                     (200,000)          $        1.18
                                       ------------------      ------------------
     Outstanding at December 31, 1997           4,193,334           $1.125 - 1.25               2006
                                       ------------------      ------------------

     Granted                                    4,152,000           $ 1.25 - 9.00               2008
     Exercised                                    (57,000)          $1.125 - 2.50
     Canceled                                  (1,173,334)          $       1.125
                                       ------------------      ------------------
     Outstanding at December 31, 1998           7,115,000           $1.125 - 9.00        2003 - 2008

     Granted                                      125,000           $        5.50               2004
     Exercised                                   (146,903)          $1.125 - 2.50
     Canceled                                    (490,000)          $       1.125
                                       ------------------      ------------------
     Outstanding at December 31, 1999           6,603,097           $1.125 - 9.00        2003 - 2008
                                       ==================      ==================    ===============

     Exercisable at December 31, 1999           3,354,198           $1.125 - 9.00        2003 - 2008
                                       ==================      ==================    ===============

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)


2.  Shareholders' equity (deficit) (continued)
----------------------------------------------

   Stock options (continued)
   -------------------------

   The following information applies to all options outstanding at December 31, 1999:

                                                          Weighted                          Weighted
                                          Average         average                           average
      Exercise           Options         remaining        exercise          Number          exercise
       Price           Outstanding     life (years)        price          exercisable        price
   --------------   ---------------- ----------------  -------------   -----------------  -----------
   $      1.125         2,326,097             6           $1.125           2,326,097        $1.125
   $       2.50         4,000,000             8           $ 2.50             800,000        $ 2.50
   $       2.50           137,000             3           $ 2.50             105,000        $ 2.50
   $4.63 - 5.50           130,000             4           $ 5.46              30,000        $ 5.35
   $       9.00            10,000             4           $ 9.00              10,000        $ 9.00


   Included in total options granted in 1998 and 1996 are 2,000,0 and 1,000,000, respectively, options granted to employees. Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   The following information applies to employee options outstanding at December 31, 1999:

                                                           Weighted                           Weighted
                                          Average           average                            average
     Exercise           Options         remaining          exercise          Number           exercise
      Price           Outstanding      life (years)         price          exercisable         price
   ------------    ---------------   --------------    --------------   ---------------   --------------
   $     1.125             879,230          6              $1.125           879,230           $1.125
   $      2.50           2,000,000          8              $ 2.50           400,000           $ 2.50

   The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1996, respectively: risk-free interest rate of 6% and 9%; volatility of 50% and 200%; and a weighted fair value of $1.26 and $.001.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)


2.  Shareholders' equity (deficit) (continued)
----------------------------------------------

   Stock options (continued)
   -------------------------

   Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                       1999                       1998
                                              --------------------        ------------------
   Net loss
        As reported                                 $(1,329,328)              $  (640,580)
        Pro forma                                   $(1,858,328)              $(1,514,580)

   Basic and fully diluted loss per share
        As reported                                 $     (0.38)              $     (0.16)
        Pro forma                                   $     (0.51)              $     (0.36)

3. Basic and diluted net loss per share
---------------------------------------

   The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

                                                                     1999                  1998
                                                              -----------------    -----------------
   Basic and diluted loss per share:
   ---------------------------------

     Numerator
     ---------

        Net loss                                               $       (1,329,328)      $     (640,580)
        Preferred dividend                                                (25,725)                   -
        Beneficial conversion feature preferred stock                    (199,486)             (25,000)
                                                              -------------------      ---------------
                                                               $       (1,554,539)      $     (665,580)
                                                              ===================      ===============
   Denominator
   -----------
        Basic and diluted weighted average number of
        common shares outstanding during the period                     4,104,371            4,285,471
                                                              ===================      ===============
   Basic and diluted loss per share                            $            (0.38)      $        (0.16)
                                                              ===================      ===============

   Incremental common shares (not included in denominator
   of diluted earnings per share calculation due to their
   antidilutive nature) attributable to exercise of:
        Outstanding options                                             6,603,097            7,115,000
        Outstanding warrants                                            1,150,510            1,360,000
        Preferred stock                                                   143,404                    -
                                                              -------------------      ---------------
                                                                        7,897,011            8,475,000
                                                              ===================      ===============


4.  Income taxes
----------------

   The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 1999 and 1998 there is no difference between income tax expense and the amount computed by applying the federal statuatory income tax rate.

   At December 31, 1999, the Company has a net operating loss carryforward for federal tax purposes of $2,667,000 which, if unused to offset future taxable income, will expire in 2012 through 2014.

   The Company had deferred tax assets of $930,000 and $405,000 at December 31, 1999 and 1998, respectively, relating to its net operating loss. A valuation allowance has been recognized to offset all of the related deferred tax asset due to the uncertainty of realizing the benefit.

5. Commitments and contingencies
--------------------------------

   Lease
   -----

   The Company leases office space on a month-to-month basis at $95 per month. Actual rent expense was $1,649 in 1999 and $1,860 in 1998.

   Consulting agreements
   ---------------------

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

   In January 1997, the Company entered into a consulting agreement with its financial advisor, a related party, for five years at $5,000 per month. The agreement was revised in November 1997 to $8,000 per month, in April 1998 to $10,000 per month and for an additional five years and in April 1999 to $18,333 per month. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share were also granted under the April 1998 revision agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years. As of December 31, 1999, the Company prepaid a company controlled by this related party $177,000 for research and development costs to be provided in the year 2000.

   In April 1998, the Company entered into an employment agreement with its President and CEO for ten years. The agreement provides for a base salary of $10,000 per month beginning May 1998, to be paid when the Company begins recording revenues. In December 1998, the Company's president elected to contribute his accrued salary of $80,000 to the Company. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share were granted under the agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years. The employment agreement was revised in April 1999 to $18,333 per month.

   Litigation
   ----------

   In settlement of its lawsuit with Carepoint Networks, Inc., in February 2000 the Company agreed to pay $50,000 cash and to issue 33,333 common shares valued at the then current market price of $6.00 per share. The total settlement amount of $250,000 is included in the consolidated statement of operations under general and administrative expenses.

   Other
   -----

   As part of the formation of MED, CPC agreed it would raise $4,000,000 for MED by November 2000 to fund the FDA approval process of "The Myers Solution" procedure. If CPC fails to raise the necessary funds, GME has the right to purchase the Company's 73.3% interest in MED for $1.00.

6. Going concern
----------------

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported losses from its inception, is still in the development stage and does not have sufficient cash to cover its current operating needs. Management anticipates that it will need to raise an additional $2,000,000 in order to fund its operations over the next 12 months. In addition, CPC needs to raise $4,000,000 as described in Notes 1 and 5 in order to maintain its interest in Med Enclosuress, LLC.

   CPC intends to offer up to 228,571 shares of its Series B Preferred Stock, $.001 par value per share ("Series B") in a private placement. The offering price will be $8.75 per share for a gross offering amount of $2,000,000. The Series B will be convertible into one share of common stock until June 30, 2001, when the conversion price will be adjusted to the lower of 75% of the average ask price of the common stock for the 30 trading days immediately preceeding such date as reported on any stock exchange or $6.56 per share. Holders are entitled to an annual dividend of 5%, payable in either cash or shares of common stock.

   In addition to the private placement, the Company expects to obtain working capital from the sale of equity securities as well as the exercise of common stock options and warrants. The Company expects to fund the FDA approval process for the Myers Solution from either the sale of its equity securities or from the sale of interests in MED. There can be no assurance, however, that the Company will be able to obtain sufficient additional capital, either through the private placement of Series B, from other outside investors, the exercise of options and warrants, or otherwise, in order to fund the Company's working capital requirements in a timely manner.

                                  Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CPC OF AMERICA, INC.

Date:  April 14, 2000                      By: /s/ ROD A. SHIPMAN
                                               ----------------------
                                               Rod A. Shipman, President and
                                               Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                                    Date
---------                                 -----                                    ----
/s/ ROD A. SHIPMAN                       President, Chief Financial Officer,       April 14, 2000
------------------------------------     Secretary and Principal Accounting
ROD A. SHIPMAN                           Officer and Director

/s/ RAFE COHEN                           Treasurer and Director                    April 14, 2000
------------------------------------
RAFE COHEN

/s/ WILLIAM LIEVENSE                     Director                                  April 14, 2000
------------------------------------
WILLIAM LIEVENSE