Form 10QSB
period 2000-03-31
CPC OF AMERICA INC
filed 2000-05-09
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

     [_]           TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 0-24053

                             CPC of America, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                                               11-3320709
-----------------------------------          -----------------------------------
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

                           Yes   X       No _______
                               -----

     As of May 2, 2000, the Company had 4,663,640 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.   Financial Statements


Unaudited Condensed Consolidated Balance Sheet at March 31, 2000........       2
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods ended March 31, 2000 and 1999
  and for the period from inception (April 11, 1996) to March 31, 2000..       3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 2000 and 1999
  and for the period from inception (April 11, 1996) to March 31, 2000..       4
Notes to Condensed Consolidated Financial Statements....................       5

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                                                  March 31,
                                                                                    2000
                                                                            -------------------
                    ASSETS

Current assets:
  Cash and equivalents                                                              $   454,921
  Prepaid and other                                                                      59,077
                                                                            -------------------

Total current assets                                                                    513,998

Equipment, net of accumulated depreciation of $7,847                                      7,573

Trademarks, net of accumulated amortization of $1,402                                     4,830
                                                                            -------------------

TOTAL ASSETS                                                                        $   526,401
                                                                            ===================

       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $    68,286
                                                                            -------------------

Total current liabilities                                                                68,286

Shareholders' equity:

Preferred stock, 5,000,000 shares authorized, $.001 par value, 8,824 shares                   9
issued and outstanding
Common stock, 20,000,000 shares authorized, $.0005 par value 4,604,132                    2,302
shares issued and outstanding
Additional Paid in capital - Common                                                   3,318,540
Additional Paid in capital - Preferred                                                   99,991
Deficit accumulated during the development stage                                     (2,962,727)
                                                                            -------------------

Net shareholders' equity                                                                458,127
                                                                            -------------------


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                            $   526,401
                                                                            ===================

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                      Cumulative
                                                                                                    from inception
                                                                                                   (April 11, 1996)
                                                             Three Months Ended March 31             to March 31,
                                                           --------------------------------
                                                                  2000          1999                     2000
                                                           --------------------------------------------------------
Costs and expenses:

Research and development                                           $  164,337    $  191,416              $2,031,524
General and administrative                                             61,456        51,134                 682,259
Depreciation and amortization                                             738           927                  22,889
                                                           --------------------------------------------------------

Operating loss                                                       (226,531)     (243,477)             (2,736,672)

Other income (expense):

Interest expense                                                                                             (7,000)
Interest income                                                           827         1,577                  30,032
                                                           --------------------------------------------------------
                                                                          827         1,577                  23,032

Loss before minority interest                                        (225,704)     (241,900)             (2,713,640)

Minority interest                                                                                             1,120
                                                           --------------------------------------------------------

Net Loss                                                            ($225,704)    ($241,900)            ($2,712,520)
                                                           ========================================================

Basic and diluted net loss per share                                   ($0.05)       ($0.06)
                                                           ================================

Basic and diluted weighted average number
  of common shares outstanding                                      4,313,149     4,345,449
                                                           ================================

                                               CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                          Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)                                Cumulative
                                                                                                     from inception
                                                                                                    (April 11, 1996)
                                                                 Three Months Ended March 31,         to March 31,
                                                             --------------------------------
                                                                      2000                1999            2000
                                                             -------------------------------------------------------
Cash flows from Operating activities:
  Net loss                                                          ($225,704)          ($241,900)       ($2,712,520)
  Adjustments to reconcile net income to net cash
   used by operating activities:
  Minority interest                                                                                           (1,120)
  Depreciation and amortization                                           738                 927             22,889
  Contribution of officer's salary                                                                            80,000
  Gain on disposition of Tercero                                                                             (15,679)
  Issuance of common stock for services                                                                       38,200
  Sale of Tercero-assignment of payables                                                                      55,678
  Increase (decrease) in other assets                                 127,030             (32,800)            (5,346)
  Increase in accounts payable                                            451              17,489             68,754
  Increase (decrease) in accrued expenses                             (50,000)                               216,000
  Increase in accrued interest                                                                                 7,000
                                                           ---------------------------------------------------------
Net cash used by operating activities                                (147,485)           (256,284)        (2,246,144)
                                                           ---------------------------------------------------------

Cash flows from investing activities:
  Tercero acquisition                                                                                        (49,999)
  DSDS acquisition                                                                                           (79,000)
  Capital expenditures                                                                                       (15,420)
                                                           ---------------------------------------------------------
Net cash used by investing activities                                                                       (144,419)
                                                           ---------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes to shareholders                                                                         73,000
  Proceeds from note receivable from shareholder                                                                 150
  Payments on note payable to shareholder                                                                     (3,000)
  Exercise of options and warrants                                    497,444             101,765          1,186,414
  Issuance of common stock                                                                                   915,200
  Repurchase of common stock                                                                                    (280)
  Issuance of preferred stock                                                             255,000            674,000
                                                           ---------------------------------------------------------
Net cash provided by financing activities                             497,444             356,765          2,845,484
                                                           ---------------------------------------------------------

Net increase in cash                                                  349,959             100,481            454,921

Cash, beginning of period                                             104,962              49,864
                                                           ---------------------------------------------------------
Cash, end of period                                                $  454,921          $  150,345       $    454,921
                                                           =========================================================

Non-cash investing and financing activities:

  Issuance of common stock for note receivable                                                          $        150
  Debt to equity conversion                                                                             $     77,000
  Acquisition of minority interest                                                                      $     33,250
  Sale of Tercero - elimination of goodwill                                                                 ($40,000)
  Preferred dividends paid through issuance of common stock                                             $     25,725
Acquisition of Med Enclosures, LLC for Note payable                                                     $    250,000
Settlement of lawsuit through issuance of common stock             $  200,000                           $    200,000

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                          A Development Stage Company

             Notes to Condensed Consolidated Financial Statements

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

     Principles of consolidation
     ---------------------------

     The accompanying consolidated financial statements include the amounts of the Company and its wholly owned subsidiaries, CPCA 2000, Inc. and HeartMed, LLC and its majority-owned subsidiary, Med Enclosures, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

     Interim periods
     ---------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

2.   Shareholders' equity
--------------------------

     Series A Preferred stock
     ------------------------

     In January and February 2000, 70,469 shares of Series A Preferred Stock were converted into 127,447 shares of Common Stock at a conversion price of $4.70 per share.

     Common stock
     ------------

     In January, February and March of 2000, the Company issued 93,879 shares of common stock upon the exercise of outstanding options and received the net proceeds of $112,444 from the payment of the exercise price on these options. In January and March of 2000, the Company issued 220,000 shares upon the exercise of outstanding warrants and received the net proceeds of $385,000 from the payment of the exercise price on these warrants.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                          A Development Stage Company

             Notes to Condensed Consolidated Financial Statements

2.   Shareholders' equity  (continued)
     ---------------------------------

     In February 2000, as a settlement of its lawsuit with Carepoint Networks, Inc., the Company agreed to pay $50,000 cash and to issue 33,333 common shares valued at the then current market price of $6.00 per share.

     On April 25, 2000 the Company paid $255,208 to its subsidiary, Med Enclosures, LLC, to pay the outstanding balance on a promissory note held by Med Enclosures in the original principal amount of $250,000. Med Enclosures used these funds to acquire a patent from Gene Myers Enterprises, Inc. ("GME"). As additional consideration, GME agreed to waive the $4,000,000 capital provision contained in the Operating Agreement for Med Enclosures.

     Stock options
     -------------

     In the first quarter of 2000, the Company granted to one of its consultants options to purchase up to 75,000 shares of its common stock at an exercise price of $5.75 per share.

3.   Commitments and contingencies
----------------------------------

     In January 1997, the Company entered into a consulting agreement with its financial advisor, a related party, for five years at $5,000 per month. The agreement was revised in November 1997 to $8,000 per month, in April 1998 to $10,000 per month and for an additional five years and in April 1999 to $18,333 per month. As of March 31, 2000, the Company prepaid a company controlled by this related party $59,077 for research and development costs to be provided in the year 2000.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

General
-------

     To date, the Company's activities have included the market analysis and development of its counterpulsation units, acquisition of Med Enclosures, LLC, and the raising of development and working capital. The Company has developed and prepared for market the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for approval from the federal Food and Drug Administration ("FDA"). The Company intends to commence revenue producing operations in the fourth quarter of 2000, subject to FDA approval of its counterpulsation units. The Company has also acquired the patents to the puncture closure device and technique known as "The Myers Solution." The Company intends to submit The Myers Solution for FDA approval in the fourth quarter of 2000 following pre clinical and clinical trials and to commence commercial operations of the product in the fourth quarter of 2001. The Company has financed its activities to date through the sale of its securities.

     The Company recently commenced a private placement offering of shares of its Series B Preferred Stock, $.001 par value per share ("Series B Preferred Stock"). In the private placement, the Company intends to offer up to 228,571 shares of Series B Preferred Stock at a price of $8.75 per share for the gross offering amount of $2,000,000. The Series B Preferred Stock is convertible into shares of Common Stock and holders thereof are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. The Series B Preferred Stock is being offered pursuant to Rule 506 under the Act solely to "accredited investors" as that term is defined in Rule 501 under the Act. As of the date of this report, no shares of Series B Preferred Stock have been sold.

     In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $2,000,000 of capital in order to fund its plan of operations over the next 12 months as well as an additional $4,000,000 to fund the FDA approval process for The Myers Solution. The Company expects to fund its working capital requirements over the next 12 months from its private placement of shares of Series B Preferred Stock as well as from the exercise of outstanding warrants and options. The Company expects to obtain the capital to fund the FDA approval process for The Myers Solution from either the sale of its equity securities or from the sale of interests in Med Enclosures.

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

Forward Looking Statements
--------------------------

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties including, but no limited to, the Company's ability to complete preclinical and clinical studies for its products and the difficulty of predicting regulatory approvals, technological innovations of competitors, changes in health-care regulations, litigation claims, product acceptance, unexpected changes in government regulations, the Company's present financial condition, the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         In April 1999, the Company was named as a defendant in a lawsuit brought by Carepoint Network, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah. In that action, Carepoint alleged that the Company entered into a contract with Carepoint to purchase all of the issued and outstanding capital stock of Carepoint and that the Company breached this contract by failing to consummate the transaction. In February 2000, the Company agreed to settle this matter for $50,000 in cash and 33,333 shares of Common Stock.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         In the first quarter of 2000, the Company issued 220,000 shares of common stock upon the exercise of outstanding warrants. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

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


                                    CPC of America, Inc.
                                     (Registrant)


Dated: May 2, 2000                  By: /s/ ROD A. SHIPMAN
                                       -------------------------
                                       Rod A. Shipman,
                                       President and Chief Executive Officer