Form 10QSB
period 2000-06-30
CPC OF AMERICA INC
filed 2000-08-14
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

         (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

             [_]    TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to _______________

Commission File Number

                             CPC OF AMERICA, INC.
    ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Utah                                11-3320709
       (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)           Identification No.)

                 1133 4TH STREET STE. 200, SARASOTA, FL 34236
     ---------------------------------------------------------------------
                   (Address of principal executive offices)

                                 941 906-9546
                          ---------------------------
                          (Issuer's telephone number)

                                Not Applicable
     ---------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]             No [_]

As of June 30, 2000, the Company had 4,694,505 shares of its $.0005 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                          Yes [_]             No [X]

                                     INDEX


PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page
                                                                        ----
         Condensed Balance Sheet at June 30, 2000 (unaudited)             3

         Condensed Statements of Operations for the Quarter
         Ended June 30, 2000 and June 30, 1999 (unaudited)                4

         Condensed Statements of Operations for the Six Months
         Ended June 30, 2000 and June 30, 1999 (unaudited)                5

         Condensed Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and June 30, 1999 (unaudited)                6

         Notes to Condensed Financial Statements (unaudited)              8

Item 2.  Management's Discussion and Analysis or Plan of Operation       10

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 3.  Defaults Upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                 June 30, 2000
                                                                 -------------
                                ASSETS

Current assets:
   Cash and equivalents                                           $   619,205
   Prepaid and other                                                  126,672
                                                                  -----------
     Total current assets                                             745,877
   Equipment, net                                                       6,990
   Patents and trademarks - net                                       254,674
                                                                  -----------
                                                                  $ 1,007,541
                                                                  ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                              $    47,435
                                                                  -----------
    Total current liabilities                                          47,435
                                                                  -----------

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, $.001 par value
      Series A, 8,824 shares issued and outstanding                         9
      Series B, 71,429 shares issued and outstanding                       71
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      4,694,505 shares issued and outstanding                           2,345
   Additional paid in capital - preferred                             933,045
   Additional paid in capital - common                              3,882,436
   Unamortized stock option costs                                    (250,000)
   Deficit accumulated during the development stage                (3,607,800)
                                                                  -----------
      Total shareholders' equity                                      960,106
                                                                  -----------

                                                                  $ 1,007,541
                                                                  ===========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                 Three months ended         Cumulative
                                                       June 30,           from inception
                                               -----------------------   (April 11, 1996)
                                                  2000         1999      to June 30, 2000
                                               ----------   ----------   ----------------
Costs and expenses:

  Research and development                     $  180,756   $  298,367      $ 2,212,280

  General and administrative                      256,503       19,220          938,762

  Depreciation and amortization                       739          927           23,628
                                               ----------   ----------      -----------

Operating loss                                   (437,998)    (318,514)      (3,174,670)
                                               ----------   ----------      -----------

Other income (expense):

  Interest expense                                 (5,205)          (1)         (12,205)

  Interest income                                   6,259        1,867           36,291
                                               ----------   ----------      -----------

                                                    1,054        1,866           24,086
                                               ----------   ----------      -----------

Loss before minority interest                    (436,944)    (316,648)      (3,150,584)

Minority interest                                       -                         1,120
                                               ----------   ----------      -----------

Net loss                                       $ (436,944)  $ (316,648)     $(3,149,464)
                                               ==========   ==========      ===========

Basic and diluted net loss per share           $    (0.09)  $    (0.08)
                                               ==========   ==========

Basic and diluted weighted average number
  of common shares outstanding                  4,649,348    4,165,491
                                               ==========   ==========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company
                           Statements of Operations
                                  (Unaudited)

                                                   Six months ended         Cumulative
                                                       June 30,           from inception
                                               -----------------------   (April 11, 1996)
                                                  2000         1999      to June 30, 2000
                                               ----------   ----------   ----------------
Costs and expenses:

  Research and development                     $  345,093   $  489,782      $ 2,212,280

  General and administrative                      317,959       70,355          938,762

  Depreciation and amortization                     1,477        1,854           23,628
                                               ----------   ----------      -----------

Operating loss                                   (664,529)    (561,991)      (3,174,670)
                                               ----------   ----------      -----------

Other income (expense):

  Interest expense                                 (5,205)          (1)         (12,205)


  Interest income                                   7,086        3,444           36,291
                                               ----------   ----------      -----------
                                                    1,881        3,443           24,086
                                               ----------   ----------      -----------

Loss before minority interest                    (662,648)    (558,548)      (3,150,584)

Minority interest                                       -                         1,120
                                               ----------   ----------      -----------

Net loss                                       $ (662,648)  $ (558,548)     $(3,149,464)
                                               ==========   ==========      ===========

Basic and diluted net loss per share           $    (0.15)  $    (0.13)
                                               ==========   ==========

Basic and diluted weighted average number
  of common shares outstanding                  4,481,368    4,255,299
                                               ==========   ==========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                   Cumulative
                                                        Six months ended         from inception
                                                             June 30,           (April 11, 1996)
                                                    ------------------------       to June 30,
                                                       2000          1999             2000
                                                    ----------    ----------    ----------------
Cash flows from operating activities:
  Net loss                                           $(662,648)    $(558,548)     $(3,149,464)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Minority interest                                        -             -           (1,120)
    Depreciation and amortization                        1,477         1,854           23,628
    Amortization of stock option cost                   30,000             -           30,000
    Contribution of officer's salary                         -             -           80,000
    Gain on disposition of Tercero                           -             -          (15,679)
    Issuance of common stock for services                    -             -           38,200
    Sale of Tercero - assignment of payables                 -             -           55,678
    Increase in other assets                            59,473       (47,601)         (72,903)
    Increase in accounts payable                       (15,183)         (224)          53,120
    (Decrease)/increase in accrued expenses            (50,000)       12,671          216,000
    Increase in accrued interest                             -             -            7,000
                                                    ----------     ---------      -----------
    Net cash used by operating activities             (636,881)     (591,848)      (2,735,540)
                                                    ----------     ---------      -----------

Cash flows from investing activities:
  Tercero acquisition/sale                                   -             -          (49,999)
  DSDS acquisition                                           -             -          (79,000)
  Purchase of patent                                   (20,000)            -          (20,000)
  Capital expenditures                                       -             -          (15,420)
                                                    ----------     ---------      -----------
    Net cash used by investing activities              (20,000)            -         (164,419)
                                                    ----------     ---------      -----------

Cash flows from financing activities:
  Proceeds from notes to shareholders                        -             -           73,000
  Proceeds from note receivable from shareholder             -             -              150
  Payments on note payable to shareholder                    -             -           (3,000)
  Exercise of options and warrants                     546,124       195,201        1,235,094
  Issuance of preferred stock                          625,000       509,000        1,299,000
  Issuance of common stock                                   -             -          915,200
  Repurchase of common stock                                 -             -             (280)
                                                    ----------     ---------      -----------
    Net cash provided by financing activities        1,171,124       704,201        3,519,164
                                                    ----------     ---------      -----------

Net increase (decrease) in cash                        514,243       112,353          619,205
Cash, beginning of period                              104,962        49,864                -
                                                    ----------     ---------      -----------
Cash, end of period                                 $  619,205     $ 162,217      $   619,205
                                                    ==========     =========      ===========

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                               Cumulative
                                                      Six months ended       from inception
                                                           June 30,         (April 11, 1996)
                                                    --------------------       to June 30,
                                                      2000        1999            2000
                                                    --------    --------    ----------------
Non-cash investing and financing activities:
  Issuance of common stock for note receivable      $      -     $     -        $     150
  Debt to equity conversion                         $      -     $     -        $  77,000
  Acquisition of minority interest                               $18,000        $  33,250
  Sale of Tercero - elimination of goodwill         $      -     $     -        $ (40,000)
  Preferred dividends paid through issuance of
     common stock                                   $ 25,725     $     -        $  25,725
  Acquisition of Med Enclosures for note payable    $            $     -        $ 250,000
  Settlement of lawsuit through issuance of
     common stock                                   $200,000     $     -        $ 200,000
  Acquisition of patent through issuance of
     common stock                                   $230,000     $     -        $ 230,000

               Notes to Unaudited Condensed Financial Statements
                                 June 30, 2000


1.  Organization and summary of significant accounting policies
---------------------------------------------------------------

    Organization
    ------------

    CPC of America, Inc., a Nevada corporation ("CPC" or the "Company"), was formed on April 11, 1996 to manufacture and distribute external counterpulsation medical devices and to develop or acquire controlling interests in various niche cardiology diagnostic, therapeautic and disposal products. The Company is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting research and development activities.

    Principles of consolidation
    ---------------------------

    The accompanying consolidated financial statements include the amounts of the Company and its majority-owned subsidiaries, CPCA 2000, Inc. and HeartMed, LLC and its 73.3%-owned subsidiary, Med Enclosures, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

    Interim periods
    ---------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.


2.  Shareholders' equity
------------------------

    Series A Preferred Stock
    ------------------------

    In January and February 2000, 70,469 shares of Series A Preferred Stock were converted into 127,447 shares of Common Stock at a conversion price of $4.70 per share.

------------------------------------

    Series B Preferred Stock
    ------------------------

    In the second quarter of 2000, 71,429 shares of Series B Preferred Stock were sold for net proceeds of $625,000.

    Common Stock
    ------------

    In the first six months of 2000, the Company issued 137,150 shares of common stock upon the exercise of options for net proceeds of $161,124 and 220,000 shares of common stock upon the exercise of outstanding warrants for net proceeds of $385,000.

    In the second quarter of 2000, the Company issued 47,042 common shares valued at $230,000 and paid $20,000 cash to Gene Myers Enterprises (GME) for the purchase of a patent held by GME.

    In February 2000, in settlement of its lawsuit with Carepoint Networks, Inc., the Company paid $50,000 cash and issued 33,333 common shares valued at the then current market price of $6.00 per share.

    Stock Options
    -------------

    In the first and second quarter of 2000, the Company granted to two of its consultants options to purchase up to 75,000 and 100,000, respectively, shares of its common stock at exercise prices of $5.75 and $5.00 per share. The options have been valued at $1.60 per share using the Black-Scholes model and recorded on the balance sheet as Unamortized stock option cost and are expensed as the services are provided. The options are for services to be provided over the next two years and vest as the services are provided.

3.  Related Party Transactions
------------------------------

    The Company has prepaid a company controlled a major shareholder $111,600 for research and development costs to be provided in the year 2000.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General
-------

     To date, the Company's activities have included the market analysis and development of its counterpulsation units, acquisition of Med Enclosures, LLC, and the raising of development and working capital. The Company has developed and prepared for market the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for approval from the federal Food and Drug Administration ("FDA"). The Company has also acquired the patents to the puncture closure device and technique known as "The Myers Solution." The Company intends to submit The Myers Solution as "MedClose" for FDA approval in the fourth quarter of 2000 following pre-clinical and clinical trials and to commence commercial operations of the product in the fourth quarter of 2001. The Company has financed its activities to date through the sale of its securities. The Company intends to commence revenue producing operations in the fourth quarter of 2000, subject to FDA approval of its counterpulsation units.

     In the first quarter of 2000, the Company commenced a private placement offering of shares of its Series B Preferred Stock, $.001 par value per share ("Series B Preferred Stock"). In the private placement, the Company is offering up to 228,571 shares of Series B Preferred Stock at a price of $8.75 per share for the gross offering amount of $2,000,000. The Series B Preferred Stock is convertible into shares of Common Stock and holders thereof are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. The Series B Preferred Stock is being offered pursuant to Rule 506 under the Act solely to "accredited investors" as that term is defined in Rule 501 under the Act. As of the date of this report, 71,429 shares of Series B Preferred Stock for the net proceeds of $625,000 have been sold.

     In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $2,000,000 of capital in order to fund its plan of operations over the next 12 months as well as an additional $4,000,000 to fund the FDA approval process for MedClose. The Company expects to fund its working capital requirements over the next 12 months from its private placement of shares of Series B Preferred Stock as well as from the exercise of outstanding warrants and options. The Company expects to obtain the capital to fund the FDA approval process for MedClose from either the sale of its equity securities or from the sale of interests in Med Enclosures.

     There can be no assurance, however, that the Company will be able to obtain sufficient additional capital, either through the present private placement of Series B Preferred Stock, from other outside investors, the exercise of warrants and options or otherwise, in order to fund the Company's working capital requirements in a timely manner or to fund the FDA approval process for MedClose. The report of the Company's independent accountants for the fiscal year ended December 31, 1999 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

     Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

     In the second quarter of 2000, the Company issued 47,042 common shares valued at $230,000 and paid $20,000 cash to Gene Myers Enterprises (GME) for the purchase of a patent held by GME. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

     In the second quarter of 2000, 71,429 shares of Series B Preferred Stock were sold for net proceeds of $625,000. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

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


                                        CPC of America, Inc.
                                         (Registrant)


Dated:  August 11, 2000                 By: /s/ ROD A. SHIPMAN
                                           --------------------------
                                           Rod A. Shipman,
                                           President and Chief Executive Officer

13