Form 10QSB
period 2000-09-30
CPC OF AMERICA INC
filed 2000-11-14
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

       [_]             TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

Commission File Number

                             CPC OF AMERICA, INC.
 -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Nevada                                      11-3320709
  State or other jurisdiction                           (IRS Employer
of incorporation or organization)                     Identification No.)


                 1133 4TH STREET STE. 200, SARASOTA, FL 34236
 -------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 941 906-9546
                         -----------------------------
                          (Issuer's telephone number)


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

                        Yes    X             No
                            -------             -------

As of September 30, 2000, the Company had 4,755,647 shares of its $.0005 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                        Yes                  No    X
                            -------             -------

                                     INDEX


       PART I         FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                      Page
                                                                                                   ----
                 Condensed Balance Sheet at September 30, 2000 (unaudited)                           3

                 Condensed Statements of Operations for the Three Months Ended
                 September 30, 2000 and September 30, 1999 (unaudited)                               4

                 Condensed Statements of Operations for the Nine Months Ended
                 September 30, 2000 and September 30, 1999 (unaudited)                               5

                 Condensed Statements of Cash Flows for the Nine Months Ended
                 September 30, 2000 and September 30, 1999 (unaudited)                               6

                 Notes to Condensed Financial Statements (unaudited)                                 8

 Item 2.         Management's Discussion and Analysis or Plan of Operation                          10

        PART II       OTHER INFORMATION

 Item 1.         Legal Proceedings                                                                  11

 Item 2.         Changes in Securities                                                              11

 Item 3.         Defaults Upon Senior Securities                                                    11

 Item 4.         Submission of Matters to a Vote of Security Holders                                11

 Item 5.         Other Information                                                                  11

 Item 6.         Exhibits and Reports on Form 8-K                                                   11

 Signatures                                                                                         12

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                        (A Development Stage Comopany)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                                         September 30, 2000
                                                                  -----------------------------
                              ASSETS
Current assets:

   Cash and equivalents                                                             $   286,238
   Prepaid and other                                                                     18,934
                                                                  -----------------------------
     Total current assets                                                               305,172
Patents and trademarks - net                                                            252,435
Equipment, net                                                                            6,408
                                                                  -----------------------------
                                                                                    $   564,015
                                                                  =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                                $    49,954
                                                                  -----------------------------
    Total current liabilities                                                            49,954
                                                                  -----------------------------
Shareholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      Series A, 8,824 shares issued and outstanding                                           9
      Series B, 71,429 shares issued and outstanding                                         71
   Common stock, $.0005 par value, 20,000,000 shares authorized,
      4,755,647 shares issued and outstanding                                             2,380
   Additional paid in capital - preferred                                               933,045
   Additional paid in capital - common                                                3,924,185
   Unamortized stock option costs                                                      (215,000)
   Deficit accumulated during the development stage                                  (4,130,629)
                                                                  -----------------------------
      Total shareholders' equity                                                        514,061
                                                                  -----------------------------
                                                                                    $   564,015
                                                                  =============================

    The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)



                                                                                                                   Cumulative
                                                                                                                  from inception
                                                            Three months ended September 30,                   (April 11, 1996) to
                                                            2000                            1999                September 30, 2000
                                                     ==================             ==================         ====================
Costs and expenses:
  Research and development                                 $  321,424                    $  186,522                    $  2,533,704
  General and administrative                                  204,793                        16,551                       1,139,833
  Depreciation and amortization                                 2,822                           927                          26,450
                                                     ------------------             ------------------         --------------------
Operating loss                                               (529,039)                     (204,000)                     (3,699,987)

                                                     ------------------             ------------------         --------------------

Other income (expense):

  Interest income                                              13,053                           726                          49,344
  Interest expense                                             (6,841)                            -                         (21,648)

                                                     ------------------             ------------------         --------------------
                                                                6,212                           726                          27,696
                                                     ------------------             ------------------         --------------------
Net loss                                                   $ (522,827)                   $ (203,274)                   $(3,672,291)
                                                     ==================             ==================         ====================
Basic and diluted net loss per share                          $(0.11)                       $(0.05)
                                                     ==================             ==================

Basic and diluted weighted
   average number of common
   shares outstanding                                       4,731,083                     3,933,891
                                                     ==================             ==================

    The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                                                                    Cumulative
                                                                                                                   from inception
                                                              Nine months ended September 30,                   (April 11, 1996) to
                                                             2000                         1999                   September 30, 2000
                                                        ==============                =============             ====================

Costs and expenses:

  Research and development                               $   666,517                   $  676,304                    $  2,533,704
  General and administrative                                 520,150                       86,906                       1,139,833
  Depreciation and amortization                                4,299                        2,780                          26,450
                                                        --------------                -------------             --------------------

Operating loss                                            (1,190,966)                    (765,990)                     (3,699,987)
                                                        --------------                -------------             --------------------


Other income (expense):

  Interest income                                             20,138                        4,169                          49,344
  Interest expense                                           (14,649)                          (1)                        (21,648)
                                                        --------------                -------------             --------------------

                                                               5,489                        4,168                          27,696
                                                        --------------                -------------             --------------------

Net loss                                                 $(1,185,477)                  $ (761,822)                   $(3,672,291)
                                                        ==============                =============             ====================


Basic and diluted net loss per share                         $(0.26)                      $(0.18)
                                                        ==============                =============

Basic and diluted weighted
   average number of common
  shares outstanding                                       4,553,718                    4,133,225
                                                        ==============                =============

    The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                                                    Cumulative
                                                                                                                 from inception
                                                                                                                 (April 11, 1996)
                                                                Nine months ended to September 30,                 September 30,
                                                                 2000                       1999                       2000
                                                            =============              =============              =============
Cash flows from operating activities:
  Net loss                                                   $(1,185,477)                $(761,822)               $(3,672,291)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                  4,299                      2,780                     26,450
    Amortization of stock option cost                             65,000                          -                     65,000
    Contribution of officer's salary                                   -                          -                     80,000
    Issuance of common stock for services                              -                          -                     38,200
    Other - net                                                        -                          -                     38,876
    Other assets                                                 167,211                    (38,537)                    34,835
    Accounts payable                                             (17,863)                     4,946                     50,440
    Accrued expenses                                             (50,000)                     6,107                    223,000
                                                            -------------              -------------              -------------
    Net cash used by operating activities                     (1,016,830)                  (786,526)                (3,115,490)
                                                            -------------              -------------              -------------

Cash flows from investing activities:
  Acquisition of subsidiaries                                          -                          -                   (128,999)
  Purchase of patent                                             (14,795)                         -                    (14,795)
  Capital expenditures                                                 -                          -                    (15,420)
                                                            -------------              -------------              -------------
    Net cash used by investing activities                        (14,795)                         -                   (159,214)
                                                            -------------              -------------              -------------

Cash flows from financing activities:
  Proceeds from notes to shareholders                                  -                          -                     73,000
  Proceeds from note receivable from shareholder                       -                          -                        150
  Payments on note payable to shareholder                              -                          -                     (3,000)
  Exercise of options and warrants                               587,902                    314,959                  1,276,872
  Issuance of preferred stock                                    625,000                    559,000                  1,299,000
  Issuance of common stock                                             -                          -                    915,200
  Repurchase of common stock                                           -                          -                       (280)
                                                            -------------              -------------              -------------
    Net cash provided by financing activities                  1,212,902                    873,959                  3,560,942
                                                            -------------              -------------              -------------

Net increase in cash                                             181,277                     87,433                    286,238
Cash, beginning of period                                        104,961                     49,864                          -
                                                            -------------              -------------              -------------
Cash, end of period                                          $   286,238                 $  137,297               $    286,238
                                                            =============              =============              =============

    The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 Condensed Statements of Cash Flows (continued)
                                  (Unaudited)



                                                                                                                  Cumulative

                                                                                                                 from inception
                                                                                                               (April 11, 1996) to
                                                                      Nine months ended September 30,            to September 30,
                                                                     2000                         1999                2000
                                                               ===============               ===============   ===================
Non-cash investing and financing activities:
  Issuance of common stock for note receivable                       $      -                    $     -               $     150
  Debt to equity conversion                                          $      -                    $     -               $  77,000
  Acquisition of minority interest                                   $      -                    $18,000               $  33,250
  Sale of Tercero - elimination of goodwill                          $      -                    $     -               $(40,000)
  Preferred dividends paid through issuance
        of common stock                                              $ 25,725                    $     -               $  25,725
  Acquisition of Med Enclosures for note payable                     $250,000                    $     -               $ 250,000
  Settlement of lawsuit through issuance
        of common stock                                              $200,000                    $     -               $ 200,000
  Acquisition of patent through issuance
        of common stock                                              $235,210                    $     -               $ 235,210

    The accompanying notes are an integral part of these condensed financial statements.

               Notes to Unaudited Condensed Financial Statements

                               September 30, 2000


1. Organization and summary of significant accounting policies
   -----------------------------------------------------------

   Organization
   ------------

   CPC of America, Inc., a Nevada corporation ("CPC" or the "Company"), was formed on April 11, 1996 to manufacture and distribute external counterpulsation medical devices and to develop or acquire controlling interests in various niche cardiology diagnostic, therapeutic and disposal products. The Company is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting research and development activities.

   Principles of consolidation
   ---------------------------

   The accompanying consolidated financial statements include the amounts of the Company and its majority-owned subsidiaries, CPCA 2000, Inc. and HeartMed, LLC and its 73.3% owned subsidiary, Med Enclosure, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.


2. Shareholders' equity
   --------------------

                a.  Series A Preferred Stock

   During the quarter ended March 31, 2000, 70,469 shares of Series A Preferred Stock were converted into 127,447 shares of Common Stock at $4.70 per share.

   --------------------------------

                b.  Series B Preferred Stock

   During the quarter ended June 30, 2000, 71,429 shares of Series B Preferred Stock were sold for net proceeds of $625,000.

                c.  Common Stock

   In 2000, the Company issued 174,292 shares of common stock upon the exercise of options for net proceeds of $202,902 and 220,000 shares of common stock upon the exercise of outstanding warrants for net proceeds of $385,000.

   During the quarter ended June 30, 2000, the Company issued 47,042 common shares valued at $235,210 and paid $14,790 cash to Gene Myers Enterprises
   (GME) for the purchase of a patent held by GME.

   During the quarter ended March 31, 2000, in settlement of its lawsuit with Carepoint Networks, Inc., the Company paid $50,000 cash and issued 33,333 common shares valued at the market price of $6.00 per share.

                d.  Stock Options

   During the first six months ended June 30, 2000, the Company granted to two of its consultants options to purchase up to 75,000 and 100,000, respectively, shares of its common stock at exercise prices of $5.75 and $5.00 per share, vesting as services are provided over the following two years. The options were valued using the Black-Scholes model and recorded on the balance sheet as unamortized stock option cost to be expensed as the services are provided.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

General
-------

     To date, the Company's activities have included the market analysis and development of its counterpulsation units, acquisition of Med Enclosures, LLC, and the raising of development and working capital. The Company has developed and prepared for market the CPCA 2000 and the CPCA 2000M, a mobile version of the Company's stand-alone counterpulsation unit. Both units have been submitted for approval from the federal Food and Drug Administration ("FDA"). The Company has also acquired the patents to the puncture closure internal device and technique known as MedClose. The Company intends to submit MedClose for FDA approval in the third quarter of 2001 following pre-clinical and clinical trials and to commence commercial operations of the product in the second quarter of 2002. The Company has financed its activities to date through the sale of its securities. The Company intends to commence revenue producing operations in the second quarter of 2001, subject to FDA approval of its counterpulsation units.

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

     In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $4,000,000 to fund the FDA approval process for MedClose. The Company expects to fund its MedClose research and development requirements over the next 12 months from its private placement of shares of Series B preferred Stock as well as from the exercise of outstanding warrants and options. The Company expects to obtain the capital to fund the FDA approval process for MedClose from either the sale of its equity securities or from the sale of interests in Med Enclosures.

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


                                    CPC of America, Inc.
                                     (Registrant)


Dated:  November 14, 2000           By:  /s/ ROD A. SHIPMAN
                                       -------------------------------------
                                       Rod A. Shipman,
                                       President and Chief Executive Officer