Form 10KSB40
period 2000-12-31
CPC OF AMERICA INC
filed 2001-04-17
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-24053

                             CPC of America, Inc.
                (Name of Small Business Issuer in its charter)


   Nevada                                         11-3320709
---------------------------------------         --------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)


   1133 Fourth Street, Suite 200
   Sarasota, Florida                              34236
---------------------------------------         --------------------------------
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

            None                                         N/A
---------------------------------------         --------------------------------

Securities to be registered under Section 12(g) of the Act:

                        Common Stock, $.0005 par value
--------------------------------------------------------------------------------
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No ___
               ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The market capitalization value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 was approximately $5,521,808.

The number of shares of the Common Stock outstanding as of March 26, 2001 was 4,943,130.

                  Documents incorporated by reference: None.

Part I

Item 1.  Description of Business.

     Unless otherwise indicated, all references to the Company include its wholly-owned subsidiaries, CPCA 2000, Inc., a Nevada Corporation, and HeartMed, Inc., a Nevada corporation, and its majority-owned subsidiary, Med Enclosure, LLC, a Nevada limited liability company.

Business Development
--------------------

     CPC of America, Inc. (the "Company") was formed under the laws of the State of Nevada on April 11, 1996 to develop and acquire cardiology medical devices, therapeutic devices and disposable products. To date, the Company has developed and intends to manufacture and distribute external counterpulsation devices for the treatment of coronary artery disease. In addition, the Company acquired a controlling interest in Med Enclosure, LLC, a development stage company engaged in the business of developing a patented internal puncture closing device and technique known as "MedClose." Both products are in development stage and neither has been approved for sale by the FDA. The Company's operations to date have consisted of the design and development of its counterpulsation units, the acquisition of its controlling interest in Med Enclosure and the raising of capital.

     In November 1998, the Company commenced a private placement of 235,294 shares of its Series A Preferred Stock, at a price of $8.50 per share, pursuant to Rule 506 under the Securities Act of 1933. The Series A Preferred Stock has no voting rights. Each Series A Preferred Share is convertible into Common Stock at a conversion price of $4.70 per share. In addition, the holders of the shares of Series A Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. In the private placement, the Company sold a total of 79,293 shares of Series A Preferred Stock for the gross proceeds of $674,000. Proceeds from the sale of the shares were applied towards the Company's working capital and research and development of the Company's counterpulsation units. As of March 31, 2000, a total of 70,469 shares of Series A Preferred Stock had been converted into a total of 132,921 shares of Common Stock, including shares issued as payment of the 5% dividend.

     In April 2000, the Company commenced a private placement of 228,571 shares of its Series B Preferred Stock, at a price of $8.75 per share, pursuant to Rule 506 under the 1933 Act. Each share of Series B Preferred Stock is convertible into Common Stock at a conversion price of $8.75 per share; however, on June 30, 2001, the conversion price shall be adjusted to the lower of (i) seventy-five
                                                    ------
percent (75%) of the average last ask price of the Common Stock for the thirty
(30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.56 per share. The Series B Preferred Stock has no voting rights. In addition, the holders of the shares of Series B Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. Proceeds from the sale of the shares were applied towards the Company's working capital and research and development of the Company's two cardiology products. As of March 26, 2001, a total of 71,429 shares of Series B Preferred Stock had been issued for proceeds of $625,000.

     In November 1999, the Company acquired a 73.3% interest in Med Enclosure, LLC, a limited liability company organized under the laws of the State of Nevada. Pursuant to the terms of an Operating Agreement dated November 5, 1999, the Company received a 73.3% interest in Med Enclosure in exchange for the Company's promissory note in the original principal amount of $250,000. On April 25, 2000 the Company retired the note in full by paying $255,208 to Med Enclosure LLC. Med Enclosure, LLC used the funds to acquire a patent from Gene Myers Enterprises, Inc.

     The Company's executive offices are located at 1133 Fourth Street, Suite 200, Sarasota, Florida 34236; telephone number (941) 906-9546.

Business of the Issuer
----------------------

General

     CPC of America is engaged in the business of developing and acquiring cardiology therapeutic and disposable devices and products as well as the manufacture and distribution of these devices and products for the diagnosis and treatment of coronary artery disease. To date, we have developed the CPCA 2000 counterpulsation devices and acquired a controlling interest in the MedClose internal puncture closing device and technique.

     Our first product, the CPCA 2000 counterpulsation unit, is a non-invasive, atraumatic and non-toxic method of treating certain coronary disease states. MedClose is an internal puncture closure device and technique that utilizes a human glue deployment to close puncture wounds following surgery. Both the CPCA 2000 and Medclose are in the development stage and neither has been approved for sale by the FDA.

Coronary Artery Disease and Treatment

     Coronary artery disease is the most common cause of death in industrial nations. The coronary arteries serve the heart with oxygen and other nutrients. The progressive narrowing of these coronary arteries by increasing layers of fatty plaque can lead to heart attacks, brain failure and eventually death. The direct cost of coronary disease is great in terms of treatment expense, loss of earnings and productivity while the indirect costs are incalculable in terms of pain, suffering and limited lifestyles.

     A percentage of these patients undergo invasive surgical procedures such as angioplasty, artery bypass surgery or cardiac catheterization, all of which are designed to remedy coronary artery narrowing. Coronary angioplasty is an invasive process whereby a small balloon attached to a catheter is inserted into a clogged artery. The balloon is then inflated to compress plaque and to open the narrowed artery. The estimated cost per successfully treated patient using the angioplasty method approaches $16,000 and many patients fail multiple attempts at angioplasty. Coronary artery bypass surgery involves supplementing the original arteries on the surface of the heart with additional conduits, or bypasses, which carry the blood around areas of blockage or narrowing. These bypasses or detours are frequently created by using veins harvested from the patient's leg or arteries harvested from the chest wall. This invasive procedure requires more lengthy hospitalization than angioplasty, carries a higher risk of complications, and can cost up to $50,000 per patient. Many bypass conduits close in the years following surgery requiring a return to medications, angioplasty, or repeat bypass attempts. Cardiac catheterization is an invasive procedure that involves threading a catheter through an artery from a patient's groin to the heart. While cardiac catheterization is invaluable in diagnosing and treating coronary artery blockages, it carries a serious risk of hemorrhaging following the procedure at the site where the artery is punctured.

Counterpulsation Technology: "CPCA2000"

     We have designed and, subject to FDA approval, intend to manufacture and market a counterpulsation device under the name CPCA 2000, as well as a mobile version of our counterpulsation device under the name CPCA 2000M. Counterpulsation involves the rhythmic inflation and deflation of sets of balloons or cuffs wrapped around the muscles of the calves, thighs and buttocks. Inflation and deflation occurs in a sequential manner, progressing from the calves to the lower and upper thighs and then to the buttocks. The sequence of cuff inflation and deflation compresses the vascular beds and is timed to the beating of the patient's own heart through synchronization with the patient's electrocardiogram. Cuffs inflate sequentially and rapidly at the onset of diastole to prevent blood from being trapped in vascular beds. Cuffs deflate just before the heart squeezes, reducing the pressure against which the heart must pump and allowing the heart to eject blood more efficiently and completely. Counterpulsation is designed to increase the ease of work during the contraction phase and to increase blood flow during the relaxation phase of the cardiac cycle. Counterpulsation is significantly less invasive than angioplasty, artery bypass surgery and cardiac catheterization and is designed to reduce the need for these more invasive, complicated and costly procedures.

     Patients are typically treated with counterpulsation therapy during 35 one-hour outpatient visits or sessions, spanning four to seven weeks. During their treatments, the patients remain outside the hospital and are free to pursue work and other scheduled activities. Treatment success is observed by relief of symptoms, possible reduction in medication, increased exercise capacity on the treadmill, and elimination of areas of poor cardiac circulation. A course of counterpulsation treatments, with a total global cost of $7,500 or less, compares favorably with the higher risk, expense, pain and lost productivity time associated with the invasive angioplasty, coronary bypass or cardiac catheterization procedures.

     A 1992 study by doctors at Stony Brook University in New York showed that counterpulsation eliminated or reduced angina in over 80% of the patients studied. In that study, doctors tested the clinical efficacy and tolerability of counterpulsation in 18 patients with incapacitating chronic angina. In all patients, treatment with counterpulsation was associated with a substantial improvement in symptoms, with more than 80% of the patients in the study reporting a complete absence of symptoms while performing their usual activities. In addition, Thalium-201 stress testing (performed for the same exercise duration before and after counterpulsation treatment) showed complete resolution of ischemic defects in 12 patients (67%), a decrease in the area of ischemia in two (11%), and no change in four (22%). Thus, 14 patients (78%) had a reduction in myocardial ischemia as assessed by Thalium-201 imaging. In addition, stress test results using a treadmill showed a significant increase in exercise duration following counterpulsation treatment. We were not involved with this study.

     Three years following the initial study, data from 17 of the original 18 patients was studied, including 13 of the 14 patients who had previously shown a reduction in myocardial ischemia. One of these 13 patients suffered a heart attack and another underwent a revascularization procedure during the intervening period. The other 12 patients all remained free of limiting angina.

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

Internal Puncture Closure Devices: "MedClose"

     MedClose is a proprietary technique for use during catheterization procedures that is designed to reduce the risk of hemorrhage and speed recovery time for patients following these procedures. MedClose is based on a basic principle of arterial clotting. When the outer surface of an artery, called the adventitia, is injured it releases a sticky chemical that serves as an adhesive for the body's clot-inducing substances, thus initiating the clotting process. MedClose accelerates the release of this chemical through the use of a special instrument that surgically debrides the adventitia. To further speed clotting, this debridement is combined with one of the newly developed forms of "human glue." These products, a mixture of natural thrombin and fibrinogen, are widely available and relatively inexpensive. In addition, they can be manufactured to become adhesive only when exposed to a specific catalyst such as a laser.

     The glue alone is not sufficient to close the artery, however. Debridement is the key to the effectiveness of this technique, creating a surface area that allows the glue to adhere and form a solid seal. MedClose includes a patented instrument and technique to temporarily close the wound, debride the surrounding adventitia and deliver a form of human glue to the puncture site that can be activated by laser light. Our majority-owned subsidiary, Med Enclosure, LLC holds the three patents for both the instrument and the technique used in connection with MedClose.

     We believe that a major advantage of MedClose is that it requires no sutures and leaves no foreign matter in the artery thereby reducing the risk of an embolism resulting from residual material left in the artery. In addition, we believe that MedClose will significantly reduce the recovery time of patients following catheterization procedures. Physicians traditionally have used sutures to close puncture wounds following catheterization procedures. Using sutures requires direct pressure to be applied to the wound for up to 45 minutes and for the patient to remain still for up to 12 hours following the procedure to avoid hemorrhaging. MedClose, by contrast, eliminates the need for direct pressure to be applied to the wound and reduces the recovery time following the procedure to approximately two hours. As a result, MedClose reduces the need for patients to remain completely immobile following the catheterization procedure and limits the recovery time and discomfort associated with the catheterization procedures.

Marketing and Distribution

     Counterpulsation Technology "CPCA2000"

     Our marketing strategy is to sell our CPCA2000 counterpulsation units to physicians, clinics and hospitals, with us receiving revenues from the proceeds of the sale as well as from service fees and licensing fees. We intend to market the CPCA2000 both directly and through third party distributors. We currently do not have any distributor agreements in place.

     We anticipate that we will need to employ approximately 10 full-time employees to conduct our direct sales, marketing and distribution efforts. We intend to grow our distributorship network and sales to and through:

     .    Major cardiology groups;
     .    HMO groups;
     .    Major payor groups and insurance companies;
     .    Other existing diagnostic and therapeutic companies and centers;
     .    National and international distribution agreements; and
     .    Internet e-commerce.

     Following FDA approval of the CPCA 2000, we intend to initially focus our marketing efforts on both domestic regions that are high in cardiology disease demographics and key international markets that meet the criterias of this clinical application and treatment thereof.

     Internal Puncture Closure Device " MedClose"

     We initially intend to market MedClose to both hospitals and to physicians through both national and international distribution agreements. None of these agreements are currently in place. We also intend to establish a direct sales support team to assist the distributors with their customers and to establish national contracting agreements with major providers of services.

     We intend to offer our products to potential customers through a marketing campaign consisting of public relations, direct mail and personal selling efforts by our representatives. The public relations campaign will be designed to raise awareness of MedClose and its puncture internal closure device among both industry leaders and the general public. We intend to generate publicity for MedClose through press conferences, television forums, demonstrations and press releases to trade and professional publications.

     Although we initially intend to concentrate our marketing efforts on the U.S. domestic market, once domestic operations have been established, we intend to expand our marketing efforts in various international markets. We intend to market our counterpulsation units and puncture closing devices to international customers through affiliations and agreements with international partners.

Government Regulation and Supervision

     FDA Approval Process

     Clinical testing, manufacture and sale of the CPCA 2000/2000M and MedClose are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies. Pursuant to the federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. Under the Medical Device Act of 1976, the FDA places medical devices into one of three classes called Class I, II, or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject only to general controls (e.g., labeling, premarket notification and adherence to good manufacturing practices. Class II devices are subject to general controls and performance standards established by the FDA, including postmarket surveillance, patient registries and FDA guidelines. Class III devices must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found to be substantially equivalent to devices currently on the market). Both the CPCA 2000 and MedClose are considered by the FDA to be Class III devices.

     Before a new medical device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a "510(k) premarket notification" or through a premarket approval application. Although Class III devices normally require FDA clearance through the premarket approval process, because counterpulsation devices and puncture closure devices are already on the market, newer versions, similar to the CPCA 2000 and MedClose, have been permitted to be marketed pursuant to the 510(k) premarket notification procedure. However, there is no assurance that we will continue to be eligible to utilize the 510(k) premarket notification process in the future or that the FDA will not in the future require us to submit a premarket application, which would be a more costly, lengthy and uncertain approval process.

     Generally, 510(k) premarket notification clearance will be granted if the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a preamendment Class III medical device for which the FDA has not called for premarket approval applications. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past, for example, by more frequently requiring clinical data. It generally can take from 12 to 36 months or longer from submission of the product to obtain 510(k) premarket clearance. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional data is needed before a substantial equivalence determination can be made. A determination that a device is not substantially equivalent to a device already on the market, or a request for additional data, would delay the market introduction of our products and could have a material adverse effect on our business, financial condition and results of operations. For any of our devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that we will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which we may file a 510(k).

     Further, once FDA approval is obtained, our products will be subject to pervasive and continuing regulation by the FDA, including various record keeping requirements and the requirement to report adverse experiences with the use of the device. We are also subject to inspection on a routine basis for compliance with the FDA's good manufacturing practices regulations. These regulations impose certain procedural and documentation requirements upon us and the companies with which we contract to manufacture our products. The FDA has recently finalized changes to good manufacturing practice requirements that, among other things, add requirements for design controls and maintenance of service records. These changes are expected to increase the cost of compliance.

     On November 12, 1998, we submitted to the FDA our final application for the CPCA 2000. The FDA responded to the application on February 10, 1999 with requests for clarification on certain issues and for additional data. The FDA inspected one of our manufacturing facilities in May 1999. On July 28, 2000, we responded to the FDA additional requested information. On October 26, 2000, the FDA requested additional clarification on certain issues and for additional data. We intend to submit MedClose for animal testing and pre-clinical study during the third quarter of 2001.

     Third-Party Coverage

     The commercial success of the CPCA 2000 is also dependent upon positive coverage policies by the Health Care Financing Administration, which administers the Medicare program, as well as by other third-party payors. In February 1999, the HCFA extended Medicare coverage to external counterpulsation treatment for patients with disabling angina who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions. In November 1999, the Health Care Financing Administration created a new code to describe external counterpulsation technology. This new code, HCPCS code G0166, is specific to Medicare beneficiaries and went into effect on January 1, 2000
for angina patients being treated by the counterpulsation.   The allowable
charge under this HCPCS code for 35 one-hour treatments is $4,550. Certain patients may require additional services, such as evaluation and management, which may be billed separately. We expect third-party insurance companies to follow the lead of Medicare and to adopt similar coverage policies for counterpulsation treatment. Failure by these third-party payors to adopt coverage policies similar to Medicare's, or the elimination of coverage entirely for counterpulsation treatment, would seriously impact the demand for our counterpulsation units.

     Anti-Kickback Statutes

     In addition, there are federal and state laws, which regulate the financial relationships between manufacturers of medical devices and hospitals, physicians and other potential purchasers of medical devices. The federal Medicare and Medicaid anti-kickback statute prohibits financial relationships designed to induce the purchase, or arranging for or recommending the purchase, of items or services for which payment may be made under Medicare, Medicaid, or other federally funded state health care programs. The anti-kickback statute contains exceptions for, among other things, properly reported discounts and compensation for bona fide employees. In addition, federal regulations establish certain "safe harbors" from liability under the anti-kickback statute, including further refinements of the exceptions for discounts and employee compensation. Our future practices, in some cases, may not meet all of the criteria for a safe harbor from anti-kickback law liability. Other provisions of state and federal law provide civil and/or criminal penalties for presenting or causing to be presented for payment claims that are fraudulent or for items or services that were not provided as claimed. Because of the breadth of the statutory provisions described above, it is possible that some of our business practices could be subject to scrutiny and challenge under one or more such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.

Competition

     Counterpulsation Technology "CPCA2000"

     At present, we are aware of only three other companies that are currently producing and marketing or intending to market a counterpulsation device similar to the CPCA 2000 or the CPCA 2000M: Vasomedical, Inc., Cardiomedics, Inc., and Cardio-Vascular Electronics, Inc. Two of these companies have already begun to market their counterpulsation units in the U.S. and, accordingly, have already obtained some level of market acceptance. We believe that these competitors have only a limited presence in the market and that the market in general for counterpulsation devices is largely untapped. There can be no assurance, however, that we will be able to compete initially or on a continual basis with companies that are currently marketing counterpulsation devices or those that presently seek to enter into the counterpulsation device market.

     We estimate that counterpulsation therapy is presently used to treat only a small percentage of all patients with coronary artery diseases. Accordingly, we anticipate that the CPCA 2000 and the CPCA 2000M will indirectly compete with more mainstream cardiology treatment techniques, such as angiography, coronary angioplasty, coronary artery bypass surgery and medication. While counterpulsation does not replace the need for these services in all cases, a percentage of coronary artery disease patients can be successfully treated using counterpulsation as an alternative to invasive procedures.

     Internal Puncture Closure Device  " MedClose"

     We have several competitors that manufacture and market in the puncture closure devices, including Perclose, Inc., Kensey Nash, Datascope Corp. and Vascular Solutions, Inc. We believe our devices have competitive advantages over other products because our product is superior in delivery of arterial site closures that are safe, variable and cost effective. However, all of our competitors have greater marketing and financial resources than we do and, accordingly, there can be no assurance that we will be able to compete effectively, if at all.

Patents and Trademarks

     At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have already received a trademark on the name "CPCA 2000." In addition, our subsidiary, Med Enclosure, LLC holds three patents for the MedClose device and procedure and we have applied for a trademark for the name MedClose. Our ability to compete successfully depends, in part, on our ability to protect the proprietary technology contained in our products. We will rely upon a combination of patent, trade secret and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in our counterpulsation devices and other technology, as well as our trade names and other similar property. We also intend to enter into confidentiality agreements with our employees, manufacturers, distributors, customers and suppliers, and will limit access to and distribution of our proprietary information. If and when implemented, these measures will only afford us limited protection, as there can be no assurance that any steps taken by us to protect these proprietary rights will be adequate to prevent misappropriation of our technology or the independent development by others of similar technology. In addition, although we believe that there currently are no infringement claims against us and no grounds for the assertion of such claims, the cost of responding to any claim could be significant.

Research and Development

     Since inception, our research and development expenses have amounted to approximately $2,719,000. These expenditures have included the design and development of both the CPCA 2000 and the CPCA 2000M, as well as the submission of both of these units to the FDA for approval. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services. We acquired the technology for MedClose in the 73.3% acquisition of Med Enclosure, LLC in November 1999.

Employees

     As of the date of this report, we employ one person consisting of our one executive officer. We contract with various consultants to provide services to us including engineering, software, testing, regulatory, product development, medical and clinical affairs on a project by project basis.

Item 2.  Description of Property

         Our executive offices are located in Sarasota, Florida and consist of approximately 1,000 square feet which we rent on a month to month basis.

Item 3.  Legal Proceedings.

         In March 1999, we were named as a defendant in a lawsuit brought by Nancy Lee, one of our former consultants, in the United States District Court for the Central District of California. In her complaint, Ms. Lee alleged that we prohibited Ms. Lee from selling the balance of her shares of stock she acquired as one of our founders. Ms. Lee seeks a judicial declaration from the court that she is the rightful owner of the shares. We have filed an answer and a counterclaim against Ms. Lee seeking the return of the shares of common stock on the grounds that Ms. Lee failed to provide adequate consideration for the securities. We intend to vigorously defend against Ms. Lee's allegations and prosecute our counterclaim. We believe that a determination of the lawsuit adverse to us will not have a materially adverse effect on our financial condition or operations.

         In August 1999, we were named and served as a defendant in a lawsuit brought by Richard E. Rubin, M.D., one of our former officers and directors, in the United States District Court for the District of Maryland, Southern Division. Rubin alleges that we breached an employment contract with him and prevented him from selling his shares of common stock or exercising his options. Rubin seeks damages in excess of $5,000,000. We have filed an answer denying any and all liability to Rubin. We have interposed counterclaims against Rubin seeking recovery of the shares and options we believe are unlawfully held by him, or in the alternative, monetary damages. We believe that the allegations of Rubin's complaint are without merit and, accordingly, we intend to vigorously defend this case. We believe that a determination of the lawsuit adverse to us will not have a material adverse effect on our financial condition or operations.

         The Rubin and Lee matters have all been consolidated and transferred to U.S. District Court for the District of New York.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "CPCF" since February 18, 1998. Set forth below are high and low closing prices for the Company's Common Stock for each quarter during the two fiscal years ended December 31, 2000. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.

     Quarter Ended                       High    Low
     -------------                       ----    ---

     March 31, 1999                     $11.50  $4.625
     June 30, 1999                      $8.875  $ 5.25
     September 30, 1999                 $10.37  $ 5.25
     December 31, 1999                  $ 8.62  $ 4.75

     March 31, 2000                     $ 8.25  $ 5.00
     June 30, 2000                      $6.125  $ 4.00
     September 30, 2000                 $ 5.50  $ 3.75
     December 31, 2000                  $ 5.00  $2.125

     As of March 26, 2001, there were 58 record holders and approximately 560 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its common stock since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business. Pursuant to its Certificate of Designations, holders of shares of Series A Preferred Stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of Common Stock. As of March 31, 2000, the Company has issued 4,551 shares of Common Stock as payment of dividends on the Series A Preferred Stock. No cash dividends have been paid on the shares of Series A Preferred Stock.

     During the fiscal year ended December 31, 2000, the Company sold unregistered shares of its securities in the following transactions:

     During 2000, the Company issued 365,500 shares of Common Stock upon the exercise of outstanding warrants. The warrants were part of units of securities previously sold by the Company in 1997. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended (the "Act"). There was no underwriter involved in this issuance.

     During 2000, the Company issued 127,447 shares of Common Stock upon the conversion of outstanding shares of Series A Preferred Stock. The common shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

     In the first quarter of 2000, the Company agreed to settle outstanding litigation through its issuance of 33,333 shares of Common Stock to three parties. The shares were issued pursuant to Section 4(2) of the Act. There was no underwriter involved in this issuance.

     In the second quarter of 2000, the Company issued 47,042 shares of Common Stock valued at $235,000 and paid $15,000 cash to Gene Myers Enterprises for the purchase of a patent held by Gene Myers Enterprises. The shares were issued pursuant to Section 4(2) of the Act. There was no underwriter involved in this issuance.

     In the second quarter of 2000, the Company sold 71,429 shares of Series B Preferred Stock to one accredited investor for net proceeds of $625,000. The shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General
-------

     To date, the Company's activities have included the market analysis and development of its counterpulsation units, the acquisition of its controlling interest in Med Enclosures, LLC and the raising of development and working capital. The Company has developed and prepared for market its counterpulsation units, including a stand-alone unit known as the CPCA 2000 and a mobile version known as the CPCA 2000M. Both units have been submitted for approval by the U.S. Food and Drug Administration. The Company has also acquired a 73.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". The Company intends to submit the MedClose for pre-clinical study in the third quarters 2001 and, subject to the favorable outcome of the pre-clinical studies, clinical trials in fourth quarter of 2001. The Company intends to commence revenue producing operations subject to FDA approval of either the Company's counterpulsation units or MedClose.

     The Company has financed its activities to date through the sale of its securities. During the first quarter of 2000, the Company commenced a private placement offering of shares of its Series B Preferred Stock. In the private placement, the Company is offering up to 228,571 shares of Series B Preferred Stock at a price of $8.75 per share. As of the date of this report, the Company has sold 71,429 shares of Series B Preferred Stock for the gross proceeds of $625,000, all of which were sold during 2000. During 2000, the Company also received $898,266 of gross proceeds from the sale of shares of its Common Stock in connection with the exercise of outstanding options and warrants.

     As of December 31, 2000, the Company had working capital of $51,292. In addition to its working capital on hand, as of the date of this report, the Company believes that it will require, at least, an additional $1,400,000 of capital in order to fund its plan of operations over the next 12 months as well as an additional $3,600,000 to fund the FDA approval process for MedClose. The Company expects to fund its capital requirements over the next 12 months from the sale of its securities. However, the Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed. The report of the Company's independent accountants for the fiscal year ended December 31, 2000 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

Forward Looking Statements
--------------------------

     This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this prospectus, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning the Company's recent commencement of commercial operations; the risks and uncertainties concerning FDA approval of its products; the risks and uncertainties concerning the acceptance of the Company's services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for the Company's services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

Item 7.  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants....................................    12
Consolidated Balance Sheet at December 31, 2000.......................................    13
Consolidated Statements of Operations for the years ended December 31, 2000 and 1999
  and cumulative from inception (April 11, 1996) to December 31, 2000.................    14
Consolidated Statements of Shareholders' Equity (Deficit)
  from inception (April 11, 1996) to December 31, 2000................................    15
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999
  and cumulative from inception (April 11, 1996) to December 31, 2000.................    17
Notes to Consolidated Financial Statements............................................    18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheet of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2000 and for the period from inception (April 11, 1996) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. and subsidiaries as of December 31, 2000, and the results of their consolidated operations and cash flows for each of the years in the two year period ended December 31, 2000 and for the period from inception (April 11, 1996) to December 31, 2000, in conformity with generally accepted accounting principles.

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

Irvine, California
March 16, 2001

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheet

                                                                                         December 31,
                                                                                             2000
                                                                                       -----------------
                                        ASSETS
Current assets:
   Cash and equivalents                                                                $         173,230
   Prepaid expenses                                                                                6,079
                                                                                       -----------------

      Total current assets                                                                       179,309

Equipment, net of accumulated depreciation of $9,452                                               5,968

Patents, net of accumulated amortization of $11,421                                              238,579

Trademark, net of accumulated amortization of $1,662                                               4,570
                                                                                       -----------------
                                                                                       $         428,426
                                                                                       =================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $         128,017
                                                                                       -----------------
      Total current liabilities                                                                  128,017
                                                                                       -----------------

Commitments and contingencies                                                                          -

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series A - 8,824 shares issued and outstanding                                                   9
      Series B - 71,429 shares issued and outstanding                                                 71
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      4,837,687 shares issued and outstanding                                                      2,421
   Additional paid-in capital - preferred                                                        933,045
   Additional paid-in capital - common                                                         4,234,459
   Unamortized stock option costs                                                               (175,000)
   Deficit accumulated during the development stage                                           (4,694,596)
                                                                                       -----------------
      Total shareholders' equity                                                                 300,409
                                                                                       -----------------
                                                                                       $         428,426
                                                                                       =================

  The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations

                                                                                                         Cumulative
                                                                                                       from inception
                                                                                                      (April 11, 1996)
                                                                 Year ended December 31,               to December 31,
                                                        -----------------------------------------
                                                               2000                  1999                   2000
                                                        -------------------   -------------------    -------------------
Costs and expenses:

  Research and development                              $           851,732   $           886,127    $         2,718,919

  General and administrative                                        892,720               444,547              1,513,523

  Depreciation and amortization                                      14,023                 3,707                 36,174
                                                        -------------------   -------------------    -------------------

Operating loss                                                   (1,758,475)           (1,334,381)            (4,268,616)
                                                        -------------------   -------------------    -------------------

Other income (expense):

  Interest expense                                                   (1,942)                    -                 (8,942)

  Interest income                                                    10,973                 5,053                 40,178
                                                        -------------------   -------------------    -------------------

                                                                      9,031                 5,053                 31,236
                                                        -------------------   -------------------    -------------------

Loss before minority interest                                    (1,749,444)           (1,329,328)            (4,237,380)

Minority interest                                                         -                     -                  1,120
                                                        -------------------   -------------------    -------------------

Net loss                                                $        (1,749,444)  $        (1,329,328)   $        (4,236,260)
                                                        ===================   ===================    ===================


Basic and diluted net loss per share                    $             (0.42)  $             (0.38)
                                                        ===================   ===================

Basic and diluted weighted average number
  of common shares outstanding                                    4,619,400             4,104,371
                                                        ===================   ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Deficit)
             From inception (April 11, 1996) to December 31, 2000


                                                      Preferred  Stock                     Common Stock                 Additional
                                       -------------------------------------------------------------------
                                              Series A               Series B                                Stock       Paid-in
                                       ------------------       ----------------
                                        Number                   Number                Number                Option      Capital-
                                       of Shares    Total       of Shares  Total     of Shares       Total    Costs       Common
                                       ---------    -----       --------- -------    ---------       -----    -----       ------
Initial capitalization                       -     $    -           -     $     -    2,400,000      $  1,200  $   -   $        -
Issuance of common stock for a note          -          -           -           -      300,000           150      -            -
Issuance of common stock for cash            -          -           -           -      100,000            50      -        4,950
Issuance of common stock for services        -          -           -           -      764,000           382      -       37,818
Net loss for 1996                            -          -           -           -            -             -      -            -
                                       ---------   ------       --------- -------    ---------       -------  -----   ----------
Balance, December 31, 1996                   -          -           -           -    3,564,000         1,782      -       42,768
Exercise of options                          -          -           -           -       26,666            13      -       29,987
Issuance of common stock for cash and
  conversion of note payable ($77,000)       -          -           -           -      640,000           320      -      927,680
Payment of note receivable
Net loss for 1997                            -          -           -           -            -             -      -            -
                                       ---------   ------       --------- -------    ---------       -------  -----   ----------
Balance, December 31, 1997                   -          -           -           -    4,230,666         2,115      -    1,000,435
Exercise of options                          -          -           -           -       57,000            29      -      114,971
Issuance of common stock for cash            -          -           -           -       40,000            20      -       57,980
Issuance of preferred stock for cash     8,824          9           -           -            -             -      -            -
Valuation of beneficial conversion
  feature on Series A Preferred              -          -           -           -            -             -      -            -
Contribution of officer's salary             -          -           -           -            -             -      -       80,000
Net loss for 1998                            -          -           -           -            -             -      -            -
                                       ---------   ------       --------- -------    ---------       -------  -----   ----------
 Balance, December 31, 1998              8,824          9           -           -    4,327,666         2,164      -    1,253,386
Exercise of warrants                         -          -           -           -      209,490           105      -      366,503
Exercise of options                          -          -           -           -      146,903            73      -      177,289
Issuance of preferred stock for cash    70,469         70           -           -            -             -      -
Preferred stock dividend                     -          -           -           -        5,474             3      -       25,722
Valuation of beneficial conversion
  feature on Series A Preferred              -          -           -           -            -             -      -            -
Repurchase of common shares                  -          -           -           -     (560,000)         (280)     -            -
Net loss for 1999                            -          -           -           -            -             -      -            -
                                       ---------   ------       --------- -------    ---------       -------  -----   ----------
 Balance, December 31, 1999             79,293     $   79           -     $     -    4,129,533      $  2,065  $   -   $1,822,900

                                                              Deficit
                                            Additional      Accumulated
                                             Paid-in        During the                Net
                                             Capital-       Development           Shareholders'
                                             Preferred         Stage             Equity(Deficit)
                                             ---------     -------------         --------------
Initial capitalization                      $        -     $           -         $       1,200
Issuance of common stock for a note                  -                 -                   150
Issuance of common stock for cash                    -                 -                 5,000
Issuance of common stock for services                -                 -                38,200
Net loss for 1996                                    -           (59,079)              (59,079)
                                             ---------     -------------         --------------
Balance, December 31, 1996                           -           (59,079)              (14,529)
Exercise of options                                  -                 -                30,000
Issuance of common stock for cash and
  conversion of note payable ($77,000)               -           928,000
Payment of note receivable
Net loss for 1997                                    -         (457,829)              (457,829)
                                             ---------     -------------         --------------
Balance, December 31, 1997                           -         (516,908)               485,642
Exercise of options                                  -                -                115,000
Issuance of common stock for cash                    -                -                 58,000
Issuance of preferred stock for cash            74,991                -                 75,000
Valuation of beneficial conversion
  feature on Series A Preferred                 25,000          (25,000)                     -
Contribution of officer's salary                     -                -                  80,000
Net loss for 1998                                    -         (640,580)               (640,580)
                                             ---------     -------------         --------------
 Balance, December 31, 1998                     99,991       (1,182,488)                173,062
Exercise of warrants                                 -                -                 366,608
Exercise of options                                  -                -                 177,362
Issuance of preferred stock for cash           598,930                -                 599,000
Preferred stock dividend                             -          (25,725)                      -
Valuation of beneficial conversion
  feature on Series A Preferred                199,486         (199,486)                      -
Repurchase of common shares                          -                                     (280)
Net loss for 1999                                    -       (1,329,328)             (1,329,328)
                                             ---------     -------------         --------------
 Balance, December 31, 1999                 $  898,407     $ (2,737,027)           $    (13,576)

 The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                                  (continued)
           Consolidated Statements of Shareholders' Equity (Deficit)
             From inception (April 11, 1996) to December 31, 2000

                                                            Preferred Stock                     Common Stock
                                            ---------------------------------------------   --------------------
                                                   Series A                Series B                                   Stock
                                            ---------------------   ---------------------
                                               Number                  Number                  Number                Option
                                             of Shares     Total     of Shares     Total     of Shares    Total       Costs
                                            -----------   -------   -----------   -------   -----------  -------  -----------
 Balance, December 31, 1999                    79,293      $  79            -      $   -     4,129,533   $ 2,065   $        -
    Exercise of warrants                            -          -            -          -       365,500       183            -
    Exercise of options                             -          -            -          -       223,832       113            -
    Issuance of preferred stock for cash            -          -       71,429         71             -         -            -
    Valuation of beneficial conversion
        feature on Series B Preferred               -          -            -          -             -         -            -
    Conversion of Series A Preferred                -          -            -          -             -         -            -
        into common shares                    (70,469)       (70)           -          -       127,447        64            -
    Beneficial conversion feature on
        Series A Preferred shares                   -          -            -          -             -         -            -
    Settlement of lawsuit                           -          -            -          -        33,333        17            -
    Purchase of patent                              -          -            -          -        47,042        24            -
    Stock option costs                              -          -            -          -             -         -     (280,000)
    Amortization of stock option costs              -          -            -          -             -         -      105,000
    Cancellation of common shares                   -          -            -          -       (89,000)      (45)           -
    Net loss for 2000                               -          -            -          -             -         -            -

                                              -------      -----   ----------  ---------    ----------  --------   ----------

 Balance, December 31, 2000                     8,824      $   9       71,429      $  71     4,837,687   $ 2,421   $ (175,000)

                                              =======      =====   ==========  =========    ==========  ========   ==========

                                                                                 Deficit
                                              Additional       Additional      Accumulated
                                                Paid-in          Paid-in        During the            Net
                                               Capital-          Capital-      Development       Shareholders'
                                                Common          Preferred         Stage         Equity(Deficit)
                                             ------------     ------------    -------------    -----------------
 Balance, December 31, 1999                   $ 1,822,900       $ 898,407     $ (2,737,027)      $     (13,576)
    Exercise of warrants                          639,442               -                -             639,625
    Exercise of options                           258,528               -                -             258,641
    Issuance of preferred stock for cash                -         624,929                -             625,000
    Valuation of beneficial conversion
        feature on Series B Preferred                   -         208,125         (208,125)                  -
    Conversion of Series A Preferred                    -               -                -                   -
        into common shares                        598,936        (598,930)               -                   -
    Beneficial conversion feature on
        Series A Preferred shares                 199,486        (199,486)               -                   -
    Settlement of lawsuit                         199,983               -                -             200,000
    Purchase of patent                            235,184               -                -             235,208
    Stock option costs                            280,000               -                -                   -
    Amortization of stock option costs                  -               -                -             105,000
    Cancellation of common shares                       -               -                -                 (45)
    Net loss for 2000                                   -               -       (1,749,444)         (1,749,444)

                                              -----------       ---------     ------------       -------------

 Balance, December 31, 2000                   $ 4,234,459       $ 933,045     $ (4,694,596)      $     300,409
                                              ===========       =========     ============       =============

 The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                                            Cumulative
                                                                                                          from inception
                                                                                                         (April 11, 1996)
                                                                      Year ended December 31,             to December 31,
                                                              ---------------------------------------
                                                                    2000                 1999                  2000
                                                              -----------------   -------------------   -------------------
Cash flows from operating activities:
  Net loss                                                    $      (1,749,444)  $        (1,329,328)  $        (4,236,260)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                        14,023                 3,707                36,174
    Amortization of stock option costs                                  105,000                     -               105,000
    Contribution of officer's salary                                          -                     -                80,000
    Issuance of common stock for services                                     -                     -                38,200
    Other - net                                                               -                     -                38,879
    Decrease (increase) in other assets                                 180,066               (39,050)               47,690
    Increase in accounts payable                                         60,197                27,079               128,500
    (Decrease) increase in accrued expenses                             (50,000)              250,000               216,000
    Increase in accrued interest                                              -                     -                 7,000
                                                              -----------------   -------------------   -------------------
    Net cash used by operating activities                            (1,440,158)           (1,087,592)           (3,538,817)
                                                              -----------------   -------------------   -------------------

Cash flows from investing activities:
  Acquisition of subsidiaries                                                 -                     -              (128,999)
  Purchase of patent                                                    (14,795)                    -               (14,795)
  Capital expenditures                                                        -                     -               (15,420)
                                                              -----------------   -------------------   -------------------
    Net cash used by investing activities                               (14,795)                    -              (159,214)
                                                              -----------------   -------------------   -------------------

Cash flows from financing activities:
  Proceeds from notes to shareholders                                         -                     -                73,000
  Proceeds from note receivable from shareholder                              -                     -                   150
  Payments on note payable to shareholder                                     -                     -                (3,000)
  Exercise of options and warrants                                      898,266               543,970             1,587,236
  Issuance of preferred stock                                           625,000               599,000             1,299,000
  Issuance of common stock                                                    -                     -               915,200
  Repurchase of common stock                                                (45)                 (280)                 (325)
                                                              -----------------   -------------------   -------------------
    Net cash provided by financing activities                         1,523,221             1,142,690             3,871,261
                                                              -----------------   -------------------   -------------------

Net increase (decrease) in cash                                          68,268                55,098               173,230
Cash, beginning of period                                               104,962                49,864                     -
                                                              -----------------   -------------------   -------------------
Cash, end of period                                           $         173,230   $           104,962   $           173,230
                                                              =================   ===================   ===================

Non-cash investing and financing activities:
  Issuance of common stock for note receivable                $               -   $                 -   $               150
  Debt to equity conversion                                   $               -   $                 -   $            77,000
  Acquisition of minority interest                                                $                 -   $            33,250
  Sale of Tercero - elimination of goodwill                   $               -   $                 -   $           (40,000)
  Preferred dividends paid through issuance of common stock   $               -   $            25,725   $            25,725
  Acquisition of Med Enclosures for note payable              $               -   $           250,000   $           250,000
  Acquisition of patent paid by issuance of common stock      $         235,208   $                 -   $           235,208
  Settlement of lawsuit by issuance of common stock           $         200,000   $                 -   $           200,000

  The accompanying notes are an integral part of these consolidated financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)
                               December 31, 2000


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

   On February 1, 1999, the Company filed a lawsuit against Partner Provider Health, Inc. (PPH) alleging breach of contract, misrepresentation and fraud relating to its joint venture with HeartMed LLC. Under terms of a November 1999 settlement, CPC dropped its lawsuit and received the remaining interest in HeartMed LLC making it a wholly owned subsidiary of CPC. HeartMed LLC had no operations or assets during 1999 or 2000.

   On November 22, 1999, CPC formed Med Enclosures, LLC, a Nevada Limited Liability Corporation, (MED) with Gene Myers Enterprises, Inc., (GME) a minority shareholder of CPC. CPC received a 73.3% interest in MED for a $250,000 promissory note, which was retired in April 2000. GME contributed two patents it developed that are recorded at

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

   GME's carrying value of zero. MED had no operations from November 22, 1999 through December 31, 2000.

1. Organization and summary of significant accounting policies (continued)
---------------------------------------------------------------------------

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

   Cash and equivalents
   --------------------

   The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

   Patents and trademarks
   ----------------------

   Patents and trademarks are stated at cost and amortized using the straight-line method over their economic useful life, which is estimated at seventeen and fifteen years, respectively.

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


1. Organization and summary of significant accounting policies (continued)
---------------------------------------------------------------------------

   Research and development costs
   ------------------------------

   Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2, "Accounting for Research and Development Costs".

   Basic and diluted net loss per share
   ------------------------------------

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2000 and 1999 all common stock equivalents were anti-dilutive.

   Stock-based compensation
   ------------------------

   The Company has elected to adopt the disclosure provisions only of SFAS 123 and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations.

2. Shareholders' equity (deficit)
---------------------------------

   Series A Preferred stock
   ------------------------

   In November 1998, the Company offered in a private placement memorandum Series A preferred stock at $8.50 per share. As of November 15, 1999, the Company sold 79,293 shares for proceeds of $674,000. The Series A Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series A share was convertible into one common share until December 31, 1999, when the conversion price was adjusted to the lower of $6.38 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

   on any stock exchange, according to the terms of the original agreement. At December 31, 1999 the conversion price was calculated at $4.70 per share. On December 31, 1999, a dividend of $25,725 was paid by issuing 5,474 shares of the Company's common stock. In January 2000, 70,469 Series A shares were converted into 127,447 common shares.



2. Shareholders' equity (deficit) (continued)
----------------------------------------------

   Series B Preferred stock
   ------------------------

   In April 2000, the Company offered in a private placement memorandum Series B preferred stock at $8.75 per share. As of December 31, 2000, the Company sold 71,429 shares for proceeds of $625,000. The Series B Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series B share is convertible into one common share until June 30, 2001, when the conversion price will be adjusted to the lower of $6.56 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement.

   Common stock
   ------------

   In January and February 2000, 70,469 Series A preferred shares were converted into 127,447 common shares.

   In February 2000, 33,333 common shares valued at $200,000 were issued as part of a settlement of a lawsuit against the Company.

   In April 2000, the Company purchased a patent for 47,042 common shares valued at $235,208 and $14,795 cash.

   In December 2000, 89,000 common shares were canceled as part of the settlement with a former consultant to the Company.

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



2. Shareholders' equity (deficit) (continued)
-- ------------------------------------------

   Common stock (continued)
   ------------------------

   In March 1997, the Company offered in a private placement memorandum 35 units at $29,000 per unit. Each unit consists of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. As of December 31, 1998, the Company had sold 34 units, including 3 units in conversion of a note payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into 3 units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance. During 1999, warrants to purchase 209,490 common shares were exercised. During 2000, warrants to purchase 365,500 common shares were exercised and the remaining balance of 785,010 at December 31, 2000 were not converted and therefore expired.

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

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

                                                 Number of              Price
                                                  Options             Per Share             Expiration
                                            -------------------     -------------          ------------
Inception (April 11, 1996)                                    -                 -                     -
Granted                                               4,420,000     $1.125 - 1.25           1997 - 2006
                                            -------------------     -------------
Outstanding at December 31, 1996                      4,420,000     $1.125 - 1.25           1997 - 2006

Exercised                                               (26,666)        $1.125
Expired                                                (200,000)         $1.18
                                            -------------------     -------------
Outstanding at December 31, 1997                      4,193,334     $1.125 - 1.25              2006

Granted                                               4,152,000     $1.25 - 9.00               2008
Exercised                                               (57,000)    $1.125 - 2.50
Canceled                                             (1,173,334)        $1.125
                                            -------------------     -------------
Outstanding at December 31, 1998                      7,115,000     $1.125 - 9.00           2003 - 2008

Granted                                                  25,000          $5.50                 2004
Exercised                                              (146,903)    $1.125 - 2.50
Canceled                                               (490,000)        $1.125
                                            -------------------     -------------
Outstanding at December 31, 1999                      6,503,097     $1.125 - 9.00           2003 - 2008

Granted                                                 175,000     $5.00 - $5.75
Exercised                                              (223,832)    $1.125 - 2.50
Canceled                                                      -                 -
                                            -------------------     -------------
Outstanding at December 31, 2000                      6,454,265     $1.125 - 9.00           2003 - 2008
                                            ===================

Exercisable at December 31, 2000                      3,522,265     $1.125 - 9.00           2003 - 2008
                                            ===================     =============          ============

2.   Shareholders' equity (deficit) (continued)
-----------------------------------------------

     Stock options (continued)
     -------------------------

     The following information applies to all options outstanding at December 31, 2000:

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

                                                                Weighted                          Weighted
                                                Average         average                            average
        Exercise              Options          remaining        exercise          Number          exercise
          Price             Outstanding      life (years)        price         exercisable          price
     ---------------      ---------------   --------------   --------------  ---------------   --------------
      $        1.125          2,151,265            5            $ 1.125         2,151,265           $ 1.125
      $         2.50          4,088,000            7            $  2.50         1,256,000           $  2.50
      $  4.63 - 5.75            205,000            3            $  5.33           105,000           $  5.33
      $         9.00             10,000            3            $  9.00            10,000           $  9.00

     Included in options granted in 1998 and 1996 are 4,080,000 and 4,200,000 options, respectively, granted to employees. SFAS 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     The following information applies to employee options outstanding at December 31, 2000:

                                                                Weighted                          Weighted
                                                Average         average                            average
        Exercise              Options          remaining        exercise          Number          exercise
          Price             Outstanding      life (years)        price         exercisable          price
     ---------------      ---------------   --------------   --------------  ---------------   --------------
      $    1.125              2,151,265           5             $ 1.125          2,151,265         $ 1.125
      $     2.50              4,078,000           7             $  2.50          1,246,000         $  2.50

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1996, respectively: risk-free interest rate of 6% and 9%; volatility of 50% and 200%; and a weighted fair value of $1.26 and $.001.

2.   Shareholders' equity (deficit) (continued)
-----------------------------------------------

     Stock options (continued)
     -------------------------

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

     Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                                  2000                      1999
                                                              ------------              ------------
     Net loss
            As reported                                       $ (1,749,444)             $ (1,329,328)
            Pro forma                                         $ (2,486,540)             $ (2,397,391)

     Basic and fully diluted loss per share
            As reported                                       $       0.42              $      (0.38)
            Pro forma                                         $      (0.60)             $      (0.64)

     During 2000, 175,000 options were granted to two consultants at exercise prices of $5.00 and $5.75. The fair value of these options was calculated using the Black-Scholes option-pricing model and was determined to be $280,000. The services provided by these consultants are to be performed over two years. The cost of $280,000 is being amortized over two years and the balance of $175,000 at December 31, 2000 is recorded on the balance sheet as unamortized stock option costs. During 2000 $105,000 was charged to expense and recorded in the statement of operations. The fair value of the options issued to non-employees during 1999 and 1998 was determined to be minimal.

3.   Basic and diluted net loss per share
-----------------------------------------

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                      2000              1999
                                                                                 ------------         -----------
     Basic and diluted loss per share:

       Numerator
           Net loss                                                              $ (1,749,444)        $(1,329,328)
           Preferred dividend                                                               -             (25,725)
           Beneficial conversion feature preferred stock                             (208,125)           (199,486)
                                                                                 ------------         -----------

                                                                                 $ (1,957,569)        $(1,554,539)
                                                                                 ============         ===========
       Denominator
           Basic and diluted weighted average number of
           common shares outstanding during the period                              4,619,400           4,104,371
                                                                                 ============         ===========

     Basic and diluted loss per share                                            $      (0.42)        $     (0.38)
                                                                                 ============         ===========

     Incremental common shares (not included in denominator of diluted earnings per share calculation due to their antidilutive nature) attributable to exercise of:

           Outstanding options                                                      6,454,265           6,503,097
           Outstanding warrants                                                             -           1,150,510
           Preferred stock                                                            426,829             143,404
                                                                                 ------------         -----------

                                                                                    6,881,094           7,797,011
                                                                                 ============         ===========

4.   Income taxes
-----------------

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 2000 and 1999 there is no difference between income tax expense and the amount computed by applying the federal statutory income tax rate.

     At December 31, 2000, the Company has a net operating loss carryforward for federal tax purposes of $4,424,000 which, if unused to offset future taxable income, will begin to expire in 2012.

     The Company had deferred tax assets of $1,548,000 and $930,000 at December 31, 2000 and 1999, respectively, relating to its net operating loss. A valuation allowance has been recognized to offset all of the related deferred tax asset due to the uncertainty of realizing the benefit.

5.   Commitments and contingencies
----------------------------------

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)


   Lease
   -----

   The Company leases office space on a month-to-month basis at $125 per month. Actual rent expense was $1,500 in 2000 and $1,649 in 1999.

   Consulting agreements
   ---------------------

   In January 1997, the Company entered into a consulting agreement with its strategic consultant, a related party, for five years at $5,000 per month. The agreement was revised in November 1997 to $8,000 per month, in April 1998 to $10,000 per month and for an additional five years and in April 1999 to $18,333 per month. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share were also granted under the April 1998 revision agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years.

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

   Royalty agreements
   ------------------

   In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to .0075% on net sales of certain MED products as defined. To date, MED has not had any net sales.

   Litigation
   ----------

   In settlement of its lawsuit with Carepoint Networks, Inc., in February 2000 the Company agreed to pay $50,000 cash and to issue 33,333 common shares valued at the then current market price of $6.00 per share. The total settlement amount of $250,000 is included in the 1999 consolidated statement of operations under general and administrative expenses.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         (A Development Stage Company)


5. Commitments and contingencies (continued)
---------------------------------------------

   Litigation (continued)
   ----------------------

   The Company has been named in a lawsuit brought by Nancy Lee, a former consultant to the Company. Ms. Lee alleges that the Company prohibited her from selling the balance of her shares of stock she acquired as one of the Company's founders. She seeks a judicial declaration from the court that she is the rightful owner of the shares. The Company has filed an answer and a counterclaim seeking return of the shares on the grounds that Ms. Lee failed to provide adequate consideration for the securities. The Company intends to vigorously defend against the allegations and prosecute the counterclaim. Management believes that an adverse determination to the lawsuit will not have a material effect on the Company's financial condition or operations.

   The Company has been named in a lawsuit brought by Richard E. Rubin, M.D., a former officer and director of the Company. Rubin alleges that the Company breached an employment contract with him and prohibited him from selling his shares of stock or exercising his stock options. He seeks damages in excess of $5,000,000. The Company has filed an answer denying any and all liability to Rubin. The Company has interposed counterclaims against Rubin seeking recovery of the shares and options, or in the alternative, monetary damages. Management believes that the allegations of Rubin's complaint are without merit and, accordingly, intends to vigorously defend this case. Management believes that an adverse determination to the lawsuit will not have a material effect on the Company's financial condition or operations.

   The Lee and Rubin matters have been consolidated and transferred to U.S. District Court for the District of New York.

6. Going concern
-----------------

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported losses from its inception, is still in the development stage and does not have sufficient cash to cover its current operating needs. Management anticipates that it will need to raise an additional $1,400,000 in order to fund its operations over the next 12 months as well as an additional $3,600,000 to fund the FDA approval process for MED's product.

   The Company expects to fund its capital requirements over the next 12 months from the sale of its securities. However, the Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the directors and officers of the Company.


        Name                Age    Position
        ----                ---    --------

Rod A. Shipman              50     President, Secretary, Treasurer and Director
Rafe Cohen                  53     Director
William C. Lievense         53     Director

         Mr. Shipman has been the President, Chief Executive Officer of the Company since January 1997, became Secretary in July 1997 and Treasurer in September 2000 and has been a director of the Company since its inception in May 1996. Mr. Shipman has over 20 years of experience in the medical industry. From August 1994 to September 1999, Mr. Shipman was President and Chief Executive Officer of R.A. Shipman & Associates, L.L.C., a health care consulting firm. From January 1993 to July 1994 he served as Senior Vice President and Chief Operating Officer of MRI Medical Diagnostics, a Colorado corporation that provided imaging and nuclear medical services and operated a senior retirement facility. Mr. Shipman also served as a director of that company from May 1993 to June 1994. From January 1991 to September 1992, Mr. Shipman served as the President and Chief Operating Officer of Southern California Imaging Services, a private mobile diagnostic imaging and service company. From 1978 to 1990 he served in various positions including Business Manager, Controller, Account Executive and District General Manager with Philips Medical Systems, CGR Medical Systems, ADAC Laboratories and Picker, all medical imaging companies. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California. He currently serves as a director on several small privately held companies in real estate and environmental companies

         Mr. Cohen has served as a director of the Company since July 1998. Mr. Cohen previously served as a director of the Company in 1996. Mr. Cohen served as Treasurer from July 1998 to September 2000. Mr. Cohen is a certified public accountant and has owned and managed his own accounting practice since 1974. Mr. Cohen also currently serves as President of Galaxy Theaters. Mr. Cohen received a Masters Degree in Business Taxation from the University of Southern California in 1976 and a Masters Degree in Finance from the University of California, Los Angeles in 1972.

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

     Gene Myers, M.D. has been the Medical and Clinical Affairs Director of the Company's wholly-owned subsidiary, CPCA2000, Inc., since July 1998 and majority-owned subsidiary, Med Enclosure, LLC, since November 1999. Dr. Myers has performed medical internships at the University of Michigan's Department of Internal Medicine and at the University Health Center of Pittsburgh. Dr Myers was also an Assistant Resident, Research Cardiology Fellow and Chief Medical Resident at Duke University Hospital, and has published or presented more than two dozen scientific studies. He received a Bachelor's degree in Chemistry and Physics from Pennsylvania State University and his M.D. from the Pennsylvania School of Medicine at the University of Pennsylvania. Dr. Myers is licensed in three states, and has a cardiology practice in Sarasota, Florida. He is a member of numerous professional organizations including the American College of Cardiology, the American Heart Association, the American College of Nuclear Cardiology and the American Board of Quality Assurance and Utilization Review.

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

     Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

     Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998.

                                       Annual Compensation              Long-Term Compensation
                                ---------------------------------  ---------------------------------
       Name and Position        Year  Salary  Bonus  Other Annual   Restricted      Common Shares      All Other
                                                     Compensation  Stock Awards   Underlying Options  Compensation
                                                                       ($)             Granted
                                                                                      (# Shares)
-----------------------------   ---- -------- -----  ------------  ------------   ------------------  ------------
Rod A. Shipman, President and   2000 $220,000  -0-      9,000          -0-                  -0-          -0-
Chief Executive Officer         1999 $195,000  -0-        -0-          -0-                  -0-          -0-
                                1998 $    -0-  -0-        -0-          -0-            2,000,000          -0-


              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                Name                 Shares Acquired on       Value Realized ($)     Number of Securities      Value of Unexercised
                                        Exercise (#)                                      Underlying               In-the-Money
                                                                                          Unexercised            Options/SARs at
                                                                                        Options/SARs at             FY-End ($)
                                                                                          FY-End (#)               Exercisable/
                                                                                         Exercisable/             Unexercisable
                                                                                         Unexercisable
-----------------------------------  ------------------       ------------------     --------------------      --------------------

Rod A. Shipman, President and Chief          190,345             $404,483(1)          1,488,885/1,200,000           -0-/-0-
Executive Officer

(1) Based on a price of $2.125 per share for the Common Stock as quoted on the OTC Bulletin Board on December 31, 2000.


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

     In July 2000, the Board of Directors of the Company approved, and caused its 73.3% subsidiary, Med Enclosure LLC, to award, a bonus to Mr. Shipman in the form of a royalty on the net sale of products of Med Enclosure LLC derived from two of its three patents. Mr. Shipman will receive a royalty in the amount of three-quarters of one percent (.0075%) on all net sales of products subject to the royalty agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 25, 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.


      Name and Address          Number of Shares  Percentage Owned
                                ----------------  ----------------

Rod A. Shipman(1) (2)              1,855,230           28.8%
Rafe Cohen(1)                         62,000            1.3%
Dr. Richard E. Rubin(3)              456,666            9.2%
William C. Lievense(1)                75,000            1.5%
CTM Group, Inc.(4)(5)              2,506,354           37.3%
Leslie J. Kessler(6)(7)              950,000           17.5%
All officers and directors
as a group (three persons)         1,992,230           31.0%

_______________
(1) Address is 1133 Fourth Street, Suite 200, Sarasota, Florida 34236.

(2) Includes options granted to Mr. Shipman to purchase 1,488,885 shares of Common Stock. Does not include options to purchase 1,200,000 shares of Common Stock, which are subject to vesting.

(3) Address is 5530 Wisconsin Avenue, Suite 750, Chevy Chase, Maryland 20815.

(4) Address is 1350 East Flamingo, #800, Las Vegas, Nevada  89119.

(5) Includes options granted to the CTM Group to purchase 1,771,513 shares of Common Stock. Does not include options to purchase 1,200,000 shares of Common Stock, which are subject to vesting.

(6) Address is 11 Hedgerow Lane, Jericho, New York 11753.

(7) Includes an option granted to Ms. Kessler to purchase 490,000 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions.

     In July 2000, the Board of Directors of the Company approved, and caused its 73.3% subsidiary, Med Enclosure LLC, to award, bonuses to the Company's Chief Executive Officer, Rod A. Shipman, and its strategic consultant, CTM Group, Inc., in the form of royalties on the net sale of products of Med Enclosure LLC derived from two of its three patents. Mr. Shipman and CTM Group each will receive a royalty in the amount of three-quarters of one percent (.0075%) on all net sales of products subject to the royalty agreement.

Item 13.  Exhibits and Reports on Form 8-K.

(a)   Index To Exhibits                                                Page
                                                                       ----

   3.1    Articles of Incorporation of the Company (1)

   3.2    Bylaws of the Company (1)

   4.1    Specimen of Common Stock Certificate (1)

   4.2    Certificate of Designations of the Company (4)

   10.1   Consulting Agreement between the Company and CTM Group, Inc (1)

   10.2 Stock Purchase Agreement between the Company and DSDS Group, Inc. dated July 25, 1997 (1)

   10.3   Employment Agreement dated April 23, 1998 between the Company and Rod
          A. Shipman (2)

   10.4 Operating Agreement dated August 21, 1998 between the Company and Partner Provider Health, Inc. (2)

   10.5 Consulting Agreement dated April 23, 1998 between the Company and CTM Consulting Group, Inc. (2)

   10.6 Agreement dated November 17, 1998 between the Company and Automated Specialties Enterprises, Inc. (3)

   10.7   Agreement dated November 17, 1998 (3)

   10.8 Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (4)

   10.9 Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (4)

   10.10 Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999 (5)

   10.11  Amended and Restated Operating Agreement for Med Enclosures LLC

   10.12 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and Rod A. Shipman

   10.13 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and CTM Group, Inc.

   21.1   List of Subsidiaries

   23.1   Consent of Independent Certified Public Accountants
_______________

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

                                  CPC OF AMERICA, INC.

Date:  April 16, 2001             By: /s/ ROD A. SHIPMAN
                                      -----------------------------------
                                      Rod A. Shipman, President and Chief
                                      Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                        Date
---------                              -----                        ----

/s/ ROD A. SHIPMAN       President, Chief Financial Officer,    April 16, 2001
---------------------    Secretary, Treasurer and Principal
ROD A. SHIPMAN           Accounting Officer and Director

/s/ RAFE COHEN           Director                               April 16, 2001
---------------------
RAFE COHEN

/s/ WILLIAM LIEVENSE     Director                               April 16, 2001
---------------------
WILLIAM LIEVENSE