Form 10QSB
period 2001-03-31
CPC OF AMERICA INC
filed 2001-05-18
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________  to ______________


Commission File Number 0-24053

                             CPC of America, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Nevada                                   11-3320709
   ---------------------------------                -------------------
   (State or other jurisdiction                     (IRS Employer
   of incorporation or organization)                Identification No.)

            1133 Fourth Street, Suite 200, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 941-906-9546
                                 ------------
                          (Issuer's telephone number)




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

                               Yes [X]   No [_]


     As of May 18, 2001, the Company had 4,983,789 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.      Financial Statements
Unaudited Condensed Consolidated Balance Sheet at March 31, 2001.........   2
Unaudited Condensed Consolidated Statements of Operations for the
  three month period ended March 31, 2001 and 2000
  and for the period from inception (April 11, 1996) to March 31, 2001...   3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month period ended March 31, 2001 and 2000
  and for the period from inception (April 11, 1996) to March 31, 2001...   4
Notes to Condensed Consolidated Financial Statements.....................   6

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                    March 31, 2001
                                                    --------------
             ASSETS
Current assets
 Cash and equivalents                               $       50,367
 Other                                                       1,558
                                                    --------------
 Total current assets                                       51,925

Patents and trademarks, net                                236,796

Equipment, net                                               5,566
                                                    --------------
                                                    $      294,287
                                                    ==============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable                                  $      122,984
                                                    --------------
  Total current liabilities                                122,984
                                                    --------------

Shareholders' equity
 Preferred stock, $.001 par value,
  5,000,000 shares authorized, Series A, 8,824
  shares issued and outstanding                                  9
  Series B, 71,429 shares issued and outstanding                71
 Common stock, $.0005 par value, 20,000,000
  shares authorized, 4,960,713 shares issued
  and outstanding                                            2,481
 Additional paid in capital - preferred                    933,045
 Additional paid in capital - common                     4,452,676
 Unamortized stock option costs                           (140,000)
 Deficit accumulated during the development stage       (5,076,979)
                                                    --------------
  Total shareholders' equity                               171,303
                                                    --------------
                                                    $      294,287
                                                    ==============

    The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                                                              Cumulative
                                        Three months ended March 31,        from inception
                                        ----------------------------      (April 11, 1996) to
                                           2001            2000              March 31, 2001
                                        -----------     ------------   ------------------------
Costs and expenses

  Research and development                $  72,781        $ 164,337           $ 2,791,700

  General and administrative                304,071           61,456             1,817,594

  Depreciation and amortization               6,756              738                42,930
                                          ---------        ---------           -----------
Operating loss                             (383,608)        (226,531)           (4,652,224)
                                          ---------        ---------           -----------
Other income (expense)

  Interest income                             1,213              827                41,391
  Interest expense                              -                -                  (8,942)
                                          ---------        ---------           -----------
                                              1,213              827                32,449
                                          ---------        ---------           -----------

Loss before minority interest              (382,395)        (225,704)           (4,619,775)

Minority interest                               -                -                   1,120
                                          ---------        ---------           -----------
Net loss                                  $(382,395)       $(225,704)          $(4,618,655)
                                          =========        =========           ===========

Basic and diluted net loss per share      $   (0.08)       $   (0.05)
                                          =========        =========
Basic and diluted weighted
 average number of common
 shares outstanding                       4,700,738        4,313,149
                                          =========        =========

    The accompanying notes are an integral part of these condensed financial statements.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Cumulative
                                                                                        from inception
                                                       Three months ended March 31,    (April 11, 1996)
                                                       ----------------------------      to March 31,
                                                            2001           2000              2001
                                                       ------------    ------------    ----------------
Cash flows from operating activities
  Net loss                                                $(382,395)      $(225,704)        $(4,618,655)
  Adjustments to reconcile net loss to net cash
   used by operating activities
  Depreciation and amortization                               6,756             738              42,929
  Amortization of stock option cost                          35,000               -             140,000
  Contribution of officer's salary                                -               -              80,000
  Issuance of common stock for services and
   compensation                                             164,250               -             202,450
  Other - net                                                     -               -              38,879
  Changes in assets and liabilities
  Prepaid and other                                           4,521         127,030              52,211
  Accounts payable                                           (5,024)            451             123,477
  Accrued expenses                                                -         (50,000)            223,000
                                                       ------------    ------------    ----------------
   Net cash used by operating activities                   (176,892)       (147,485)         (3,715,709)
                                                       ------------    ------------    ----------------
Cash flows from investing activities
  Acquisition of subsidiaries                                     -               -            (128,999)
  Purchase of patent                                              -               -             (14,795)
  Capital expenditures                                            -               -             (15,420)
                                                       ------------    ------------    ----------------
   Net cash used by investing activities                          -               -            (159,214)
                                                       ------------    ------------    ----------------
Cash flows from financing activities
  Proceeds from notes to shareholders                             -               -              73,000
  Proceeds from note receivable from shareholder                  -               -                 150
  Payments on note payable to shareholder                         -               -              (3,000)
  Exercise of options and warrants                           54,029         497,444           1,641,265
  Issuance of preferred stock                                     -               -           1,299,000
  Issuance of common stock                                        -               -             915,200
  Repurchase of common stock                                      -               -                (325)
                                                       ------------    ------------    ----------------
   Net cash provided by financing activities                 54,029         497,444           3,925,290
                                                       ------------    ------------    ----------------
Net increase in cash                                       (122,863)        349,959              50,367
Cash, beginning of period                                   173,230          49,864                   -
                                                       ------------    ------------    ----------------
Cash, end of period                                       $  50,367       $ 399,823         $    50,367
                                                       ============    ============    ================

                                                                     (Continued)

    The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
          Condensed Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)





                                                                                              Cumulative
                                                                                            from inception
                                                           Three months ended March 31,    (April 11, 1996)
                                                           ----------------------------      to March 31,
                                                               2001            2000              2001
                                                           ------------    ------------    ----------------
Non-cash investing and financing activities
Debt to equity conversion                                     $   -            $      -         $ 77,000
Acquisiton of minority interest                               $   -            $      -         $ 33,250
Sale of Tercero - elimination of goodwill                     $   -            $      -         $(40,000)
Preferred dividends paid through issuance of common stock     $   -            $      -         $ 25,725
Acquisition of Med Enclosures, LLC for Note Payable           $   -            $      -         $250,000
Acquisition of patent paid by issuance of common stock        $   -            $      -         $235,208
Settlement of lawsuit through issuance of common stock        $   -            $200,000         $200,000

    The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2001


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

   The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, DSDS, from July 1997 through November 1998, CPCA, from June 1998 and HeartMed, LLC and MED, from November 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.


2.  Shareholders' equity
------------------------

   In Q 1 2001, the Company issued 25,000 shares of its common stock valued at $2.1875 per share as a bonus to its Chairman of the Board and each of its two outside Directors.

   In Q 1 2001, the Company issued 48,206 shares of common stock upon the exercise of options valued at $54,029.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General
-------

     CPC of America, Inc. ("Company") is a development stage company and has not commenced revenue producing operations. To date, the Company's activities have included the market analysis and development of its counterpulsation units, the acquisition of its controlling interest in Med Enclosures, LLC and the raising of development and working capital. The Company has developed and prepared for market its counterpulsation units, including a stand-alone unit known as the CPCA 2000 and a mobile version known as the CPCA 2000M. Both units have been submitted for approval by the U.S. Food and Drug Administration. The Company has also acquired a 73.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". The Company intends to submit the MedClose for pre-clinical study in the third quarters 2001 and, subject to the favorable outcome of the pre-clinical studies, clinical trials in fourth quarter of 2001. The Company intends to commence revenue producing operations subject to FDA approval of either the Company's counterpulsation units or MedClose.

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

     As of March 31, 2001, the Company had current assets of $51,295 and a working capital deficit of $71,059. In addition to its working capital on hand, as of the date of this report, the Company believes that it will require, at least, an additional $1,400,000 of capital in order to fund its plan of operations over the next 12 months as well as an additional $3,600,000 to fund the FDA approval process for MedClose. The Company expects to fund its capital requirements over the next 12 months from the sale of its securities. However, the Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed. The report of the Company's independent accountants for the fiscal year ended December 31, 2000 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

     In the first quarter of 2001, the Company issued 25,000 shares of common stock to each of its three directors. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

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

              None.

         (b)  Reports on Form 8-K
              -------------------

              None.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CPC of America, Inc.
                                     (Registrant)


Dated:  May 18, 2001                By:  /s/ ROD A. SHIPMAN
                                       -------------------------
                                       Rod A. Shipman,
                                       President and Chairman of the Board