Form 10QSB
period 2001-06-30
CPC OF AMERICA INC
filed 2001-08-14
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to ____________


Commission File Number 0-24053


                             CPC of America, Inc.
                             --------------------
       (Exact name of small business issuer as specified in its charter)


               Nevada                                    11-3320709
---------------------------------                    --------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification No.)


            1133 Fourth Street, Suite 200, Sarasota, Florida 34236
            ------------------------------------------------------
                   (Address of principal executive offices)


                                  941-906-9546
                                  ------------
                          (Issuer's telephone number)


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


                      Yes  [X]               No   [_]


          As of August 13, 2001, the Company had 5,030,971 shares of its $.0005 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.  Financial Statements

Unaudited Condensed Consolidated Balance Sheet at June 30, 2001........    2
Unaudited Condensed Consolidated Statements of Operations for the six
  month periods ended June 30, 2001 and 2000 and for the period from
  inception (April 11, 1996) to June 30, 2001..........................    3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 2001 and 2000 and for the period
  from inception (April 11, 1996) to June 30, 2001.....................    5
Notes to Condensed Consolidated Financial Statements...................    7

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                                   June 30, 2001
                                                                   -------------
                              ASSETS

Current assets

   Cash and equivalents                                             $   824,076
   Other                                                                  1,637
                                                                    -----------
      Total current assets                                              825,713

Patents and trademarks, net                                             230,441

Equipment, net                                                            5,163
                                                                    -----------
                                                                    $ 1,061,317
                                                                    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                $    86,573
    Accrued dividend payable                                             31,250
                                                                    -----------
    Total current liabilities                                           117,823
                                                                    -----------
Shareholders' equity
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      Series A, no shares issued and outstanding                              -
      Series B, 185,144 shares issued and outstanding                       185
   Common stock, $.0005 par value, 20,000,000 shares authorized,
      5,030,971 shares issued and outstanding                             2,516
   Additional paid in capital - preferred                             2,184,576
   Additional paid in capital - common                                4,622,892
   Unamortized stock option costs                                      (105,000)
   Deficit accumulated during the development stage                  (5,761,675)
                                                                    ------------
      Total shareholders' equity                                        943,494
                                                                    ------------
                                                                    $  1,061,317
                                                                    ============

        The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                 Three months ended June 30,
                                                              ----------------------------------
                                                                 2001                   2000
                                                             -----------            -----------
Costs and expenses

  Research and development                                   $   101,952            $   180,756

  General and administrative                                     179,567                253,901

  Depreciation and amortization                                    6,756                    739
                                                             -----------            -----------
Operating loss                                                  (288,275)              (435,396)
                                                             -----------            -----------
Other income (expense)

  Interest income                                                  1,018                  6,259

  Interest expense                                                     -                 (7,807)
                                                             -----------            -----------
                                                                   1,018                 (1,548)
                                                             -----------            -----------
Net loss                                                     $  (287,257)           $  (436,944)
                                                             ===========            ===========

Basic and diluted net loss per share                         $     (0.06)           $     (0.09)
                                                             ===========            ===========
Basic and diluted weighted
   average number of common
   shares outstanding                                          4,966,743              4,649,348
                                                             ===========            ===========

        The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                Cumulative
                                                       Six months ended June 30,                              from inception
                                               ---------------------------------------------                (April 11, 1996) to
                                                    2001                         2000                          June 30, 2001
                                               ---------------------------------------------            -------------------------
Costs and expenses

  Research and development                       $  174,733                   $  345,093                      $  2,893,652

  General and administrative                        483,638                      315,357                         1,997,161

  Depreciation and amortization                      13,512                        1,477                            49,686
                                                -----------                  -----------                       -----------

Operating loss                                     (671,883)                    (661,927)                       (4,940,499)
                                                -----------                  -----------                       -----------
Other income (expense)

  Interest income                                     2,231                        7,086                            42,409

  Interest expense                                        -                       (7,807)                           (8,942)
                                                -----------                  -----------                       -----------

                                                      2,231                         (721)                           33,467
                                                -----------                  -----------                       -----------

Loss before minority interest                      (669,652)                    (662,648)                       (4,907,032)

Minority interest                                         -                            -                             1,120
                                                -----------                  -----------                       -----------
Net loss                                        $  (669,652)                 $  (662,648)                      $(4,905,912)
                                                ===========                  ===========                       ===========

Basic and diluted net loss per share            $     (0.14)                 $     (0.15)
                                                ===========                  ===========
Basic and diluted weighted
   average number of common
   shares outstanding                             4,942,884                    4,481,368
                                                ===========                  ===========

        The accompanying notes are an integral part of these condensed financial statements

                    CPC OF AMERICA, INC., AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                      Cumulative
                                                                                                    from inception
                                                                  Six months ended June 30,        (April 11, 1996)
                                                                ----------------------------          to June 30,
                                                                   2001               2000               2001
                                                                ---------          ---------       ----------------
Cash flows from operating activities
  Net loss                                                      $(669,652)         $(662,648)        $(4,905,912)
  Adjustments to reconcile net loss to net cash
  used by operating activities
  Depreciation and amortization                                     13,513              1,477              49,687
  Amortization of stock option cost                                 70,000             30,000             175,000
  Contribution of officer's salary                                       -                  -              80,000
  Issuance of common stock for services and compensation           164,250                  -             202,450
  Other - net                                                            -                  -              38,879
  Changes in assets and liabilities
  Prepaid and other                                                  4,442             59,473              52,132
  Accounts payable                                                 (41,451)           (20,388)             87,049
  Accrued expenses                                                  31,250            (50,000)            254,250
                                                                ----------         ----------        ------------
    Net cash used by operating activities                         (427,648)          (642,086)         (3,966,465)
                                                                ----------         ----------        ------------

Cash flows from investing activities
  Acquisition of subsidiaries                                            -                  -            (128,999)
  Purchase of patent                                                     -            (14,795)            (14,795)
  Capital expenditures                                                   -                  -             (15,420)
                                                                ----------         ----------        ------------
    Net cash used by investing activities                                -            (14,795)           (159,214)
                                                                ----------         ----------        ------------

Cash flows from financing activities
  Proceeds from notes to shareholders                                    -                  -              73,000
  Proceeds from note receivable from shareholder                         -                  -                 150
  Payments on note payable to shareholder                                -                  -              (3,000)
  Exercise of options and warrants                                 114,744            546,124           1,701,980
  Issuance of preferred stock                                      995,000            625,000           2,294,000
  Issuance of common stock                                                                  -             915,200
  Preferred stock dividend                                         (31,250)                 -             (31,250)
  Repurchase of common stock                                             -                  -                (325)
                                                                ----------         ----------        ------------
    Net cash provided by financing activities                    1,078,494          1,171,124           4,949,755
                                                                ----------         ----------        ------------

Net increase in cash                                               650,846            514,243             824,076
Cash, beginning of period                                          173,230            104,962                   -
                                                                ----------         ----------        ------------
Cash, end of period                                             $  824,076         $  619,205        $    824,076
                                                                ==========         ==========        ============



                                                                     (Continued)

        The accompanying notes are an integral part of these condensed financial statements

                      CPC AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
          Condensed Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                                      Cumulative
                                                                                                    from inception
                                                                                                   (April 11, 1996)
                                                                 Six months ended June 30,            to June 30,
                                                                     2001                 2000           2001
                                                                -------------        -------------  --------------
Non-cash investing and financing activities
Debt to equity conversion                                      $          -            $         -        $ 77,000
Acquisition of minority interest                               $          -            $         -        $ 33,250
Sale of Tercero - elimination of goodwill                      $          -            $         -        $(40,000)
Preferred dividends paid through issuance of common stock      $      1,563            $         -        $ 27,288
Acquisition of Med Enclosures, LLC for Note Payable            $          -            $         -        $250,000
Acquisition of patent paid by issuance of common stock         $          -            $         -        $235,208
Settlement of lawsuit through issuance of common stock         $          -            $   200,000        $200,000
Conversion of preferred stock to common stock                  $     75,000            $         -        $ 75,000

        The accompanying notes are an integral part of these condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 2001

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

    Interim periods
    ---------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

2.  Shareholders' equity
------------------------

    In Q 1 2001, the Company issued:

    25,000 shares of its common stock at $2.1875 per share as a bonus to its CEO and each of its two outside Directors and

    48,206 shares of common stock upon the exercise of options valued at $54,029.

    In Q 2 2001, the Company issued:

    53,968 shares of common stock upon the exercise of options valued at $60,715,

    113,715 shares of its Series B Preferred stock at $8.75 per share for a total of $995,000 and

    16,290 shares of its common stock upon conversion of 8,824 shares of Series A Preferred stock and related dividend.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General
-------

     CPC of America, Inc. ("Company") is a development stage company and has not commenced revenue producing operations. To date, the Company's activities have included the market analysis and development of its counterpulsation units, the acquisition of its controlling interest in Med Enclosures, LLC and the raising of development and working capital. The Company has developed and prepared for market its counterpulsation units, including a stand-alone unit known as the CPCA 2000 and a mobile version known as the CPCA 2000M. Both units have been submitted for approval by the U.S. Food and Drug Administration. The Company has also acquired a 73.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". The Company intends to submit the MedClose for pre-clinical study in the third quarters 2001 and, subject to the favorable outcome of the pre-clinical studies, begin clinical trials in fourth quarter of 2001. The Company intends to commence revenue producing operations subject to FDA approval of either the Company's counterpulsation units or MedClose.

     The Company has financed its activities to date through the sale of its securities. Between the first quarter of 2000 and the second quarter of 2001, the Company conducted the private placement sale of 185,143 shares of Series B Preferred Stock for the gross proceeds of $1,620,000. During the 12 months ended June 30, 2001, the Company raised an additional $466,886 through the exercise of outstanding warrants and options.

     As of June 30, 2001, the Company had current assets of $825,713 and working capital of $707,890. In addition to its working capital on hand, as of the date of this report, the Company believes that it will require an additional $2,000,000 over the next 12 months, primarily for purposes of funding the FDA approval process for MedClose. The Company expects to fund its capital requirements over the next 12 months from the sale of its securities. However, the Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed. The report of the Company's independent accountants for the fiscal year ended December 31, 2000 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

     During the quarter ended June 30, 2001, the Company sold 113,715 shares of its Series B Preferred Stock to 16 parties for the gross proceeds of $995,000. The sales were conducted pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. There were no selling agents or finders involved in the sales .

     During the quarter ended June 30, 2001, the Company issued 16,290 shares of its common stock upon conversion of 8,824 shares of its Series A Preferred Stock. The conversions were conducted pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. There were no selling agents or finders involved in the conversions.

     During the quarter ended June 30, 2001, the Company granted to a consultant an option to purchase 15,800 shares of its common stock at $2.50 per share. The option was granted pursuant to Section 4(2) of the Securities Act of 1933. There were no selling agents or finders involved in the grant.

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


                                    CPC of America, Inc.
                                     (Registrant)


Dated:  August 13, 2001             By:  /s/ ROD A. SHIPMAN
                                       -------------------------
                                       Rod A. Shipman,
                                       President and Chairman of the Board