Form 10QSB
period 2001-09-30
CPC OF AMERICA INC
filed 2001-11-14
CIK 1042728

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

Commission File Number 0-24053

                                 CPC of America, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                  11-3320709
---------------------------------               ------------------
  (State or other jurisdiction                    (IRS Employer
of incorporation or organization)               Identification No.)

            1133 Fourth Street, Suite 200, Sarasota, Florida 34236
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  941-906-9546
                                  ------------
                          (Issuer's telephone number)


                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]             No  [_]
                              ---                 ---

          As of November 9, 2001, the Company had 5,476,288 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.  Financial Statements

Unaudited Condensed Consolidated Balance Sheet at September 30, 2001.....  2
Unaudited Condensed Consolidated Statements of Operations for the
   three month periods ended September 30, 2001 and 2000.................  3
Unaudited Condensed Consolidated Statements of Operations for the
   nine month periods ended September 30, 2001 and 2000 and for the period from inception (April 11, 1996) to September 30, 2001..........  4
Unaudited Condensed Consolidated Statements of Cash Flows for the
   nine month periods ended September 30, 2001 and 2000 and for the period from inception (April 11, 1996) to September 30, 2001..........  5
Notes to Unaudited Condensed Consolidated Financial Statements...........  7

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                                       September 30, 2001
                                                                       ------------------
                              ASSETS

Current assets

 Cash and equivalents                                                         $   667,544
 Other                                                                                 50
                                                                              -----------

 Total current assets                                                             667,594

Patents and trademarks, net                                                       224,088

Equipment, net                                                                      4,761
                                                                              -----------

                                                                              $   896,443
                                                                              ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                            $    68,756
  Accrued dividend payable                                                         31,250
                                                                              -----------

  Total current liabilities                                                       100,006
                                                                              -----------

Shareholders' equity
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
  Series A, no shares issued and outstanding                                            -
  Series B, 185,144 shares issued and outstanding                                     185
 Common stock, $.0005 par value, 20,000,000 shares authorized,
  5,259,268 shares issued and outstanding                                           2,631
 Additional paid in capital - preferred                                         2,184,576
 Additional paid in capital - common                                            4,942,726
 Unamortized stock option costs                                                   (70,000)
 Deficit accumulated during the development stage                              (6,263,681)
                                                                              -----------

  Total shareholders' equity                                                      796,437
                                                                              -----------

                                                                              $   896,443
                                                                              ===========


             The accompanying notes are an integral part of these
                        condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                            Three months ended September 30,
                                                            --------------------------------
                                                               2001                  2000
                                                            ----------            ----------
Costs and expenses

  Research and development                                  $  183,896            $  321,424

  General and administrative                                   312,102               204,793

  Depreciation and amortization                                  6,757                 2,822
                                                            ----------            ----------
Operating loss                                                (502,755)             (529,039)
                                                            ----------            ----------

Other income (expense)

  Interest income                                                4,528                13,053
  Interest expense                                                   -                (6,841)
                                                            ----------            ----------
                                                                 4,528                 6,212
                                                            ----------            ----------

Loss before minority interest                                 (498,227)             (522,827)

Minority interest                                                    -                     -
                                                            ----------            ----------
Net loss                                                    $ (498,227)           $ (522,827)
                                                            ==========            ==========

Basic and diluted net loss per share                        $    (0.10)           $    (0.11)
                                                            ==========            ==========

Basic and diluted weighted
 average number of common
 shares outstanding                                          5,058,828             4,731,083
                                                            ==========            ==========



             The accompanying notes are an integral part of these
                        condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                          Cumulative
                                                          Nine months ended September 30,               from inception
                                                          -------------------------------             (April 11, 1996) to
                                                              2001                2000                 September 30, 2001
                                                          -----------         -----------             -------------------
Costs and expenses

  Research and development                                $   358,629         $   666,517                  $ 3,077,548

  General and administrative                                  795,740             520,150                    2,309,263

  Depreciation and amortization                                20,268               4,299                       56,442
                                                          -----------         -----------                  -----------
Operating loss                                             (1,174,637)         (1,190,966)                  (5,443,253)
                                                          -----------         -----------                  -----------
Other income (expense)

  Interest income                                               6,758              20,138                       52,643
  Interest expense                                                  -             (14,649)                     (14,649)
                                                          -----------         -----------                  -----------
                                                                6,758               5,489                       37,994
                                                          -----------         -----------                  -----------
Loss before minority interest                              (1,167,879)         (1,185,477)                  (5,405,259)

Minority interest                                                   -                   -                        1,120
                                                          -----------         -----------                  -----------
Net loss                                                  $(1,167,879)        $(1,185,477)                 $(5,404,139)
                                                          ===========         ===========                  ===========

Basic and diluted net loss per share                      $     (0.24)        $     (0.26)
                                                          ===========         ===========
Basic and diluted weighted
 average number of common
 shares outstanding                                         4,968,751           4,553,718
                                                          ===========         ===========



             The accompanying notes are an integral part of these
                        condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                                                  Cumulative
                                                                                                                from inception
                                                                       Nine months ended September  30,        (April 11, 1996)
                                                                       --------------------------------         to September 30,
                                                                            2001              2000                   2001
                                                                       -------------     --------------        ----------------
Cash flows from operating activities
  Net loss                                                               $(1,167,879)       $(1,185,477)            $(5,404,139)
  Adjustments to reconcile net loss to net cash
   used by operating activities
  Depreciation and amortization                                               20,268              4,299                  56,442
  Amortization of stock option cost                                          105,000             65,000                 210,000
  Contribution of officer's salary                                                 -                  -                  80,000
  Issuance of common stock for services and compensation                     255,500                  -                 293,700
  Changes in assets and liabilities
  Prepaid and other                                                            6,029            167,211                  92,598
  Accounts payable                                                           (59,261)           (17,863)                 69,239
  Accrued expenses                                                            31,250            (50,000)                254,250
                                                                         -----------        -----------             -----------
  Net cash used by operating activities                                     (809,093)        (1,016,830)             (4,347,910)
                                                                         -----------        -----------             -----------
Cash flows from investing activities
  Acquisition of subsidiaries                                                      -                  -                (128,999)
  Purchase of patent                                                               -            (14,795)                (14,795)
  Capital expenditures                                                             -                  -                 (15,420)
                                                                         -----------        -----------             -----------
  Net cash used by investing activities                                            -            (14,795)               (159,214)
                                                                         -----------        -----------             -----------
Cash flows from financing activities
  Proceeds from notes to shareholders                                              -                  -                  73,000
  Proceeds from note receivable from shareholder                                   -                  -                     150
  Payments on note payable to shareholder                                          -                  -                  (3,000)
  Exercise of options and warrants                                           343,414            587,902               1,930,650
  Issuance of preferred stock                                                995,000            625,000               2,294,000
  Issuance of common stock                                                         -                  -                 915,200
  Dividends                                                                  (35,007)                 -                 (35,007)
  Repurchase of common stock                                                       -                  -                    (325)
                                                                         -----------        -----------             -----------
  Net cash provided by financing activities                                1,303,407          1,212,902               5,174,668
                                                                         -----------        -----------             -----------
Net increase in cash                                                         494,314            181,277                 667,544
Cash, beginning of period                                                    173,230            104,961                       -
                                                                         -----------        -----------             -----------
Cash, end of period                                                      $   667,544        $   286,238             $   667,544
                                                                         ===========        ===========             ===========


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

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
          Condensed Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                                                                        Cumulative
                                                                                                      from inception
                                                               Nine months ended September 30,       (April 11, 1996)
                                                               -------------------------------       to September 30,
                                                                   2001              2000                  2001
                                                               -------------     -------------        ----------------
Non-cash investing and financing activities
Debt to equity conversion                                           $     -          $      -                $ 77,000
Acquisition of minority interest                                    $     -          $      -                $ 33,250
Sale of Tercero - elimination of goodwill                           $     -          $      -                $(40,000)
Preferred dividends paid through issuance of common stock           $ 1,563          $ 25,725                $ 27,288
Acquisition of Med Enclosures, LLC for Note Payable                 $     -          $250,000                $250,000
Acquisition of patent paid by issuance of common stock              $     -          $235,208                $235,208
Settlement of lawsuit through issuance of common stock              $     -          $200,000                $200,000
Conversion of preferred stock to common stock                       $75,000          $      -                $ 75,000




             The accompanying notes are an integral part of these
                        condensed financial statements.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                          A Development Stage Company
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 2001

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

   Interim periods
   ---------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

2. Shareholders' equity
-----------------------

   During the three months ended March 31, 2001, the Company issued 25,000 shares of its Common Stock valued at $2.1875 per share as a bonus to its CEO and each of its two outside directors for a total of 75,000 shares issued.

   During the three months ended March 31, 2001, the Company issued 48,206 shares of Common Stock upon the exercise of options in consideration of the payment of $54,029.

   During the three months ended June 30, 2001, the Company issued 53,968 shares of Common Stock upon the exercise of options in consideration of the payment of $60,715.

   During the three months ended June 30, 2001, the Company sold 113,715 shares of its Series B Preferred Stock, at a price of $8.75 per share, in consideration of the payment of a total of $995,000.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                          A Development Stage Company
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 2001


2. Shareholders' equity (continued)
-----------------------------------

   During the three months ended June 30, 2001, 8,824 shares of Series A Preferred stock and related dividend were converted into 16,290 shares of Common Stock.

   During the three months ended September 30, 2001, the Company issued 25,000 shares of its common stock valued at $3.65 per share as a bonus to a controlling shareholder for services rendered to the Company.

   During the three months ended September 30, 2001, the Company issued 203,297 shares of common stock upon the exercise of options in consideration of the payment of $228,709.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

General
-------

     CPC of America, Inc. ("Company") is a development stage company and has not commenced revenue producing operations. To date, the Company's activities have included the market analysis and development of its counterpulsation units, the acquisition of its controlling interest in Med Enclosures, LLC and the raising of development and working capital. The Company has developed and prepared for market its counterpulsation units, including a stand-alone unit known as the CPCA 2000 and a mobile version known as the CPCA 2000M. Both units have been submitted for approval by the U.S. Food and Drug Administration. The Company has also acquired a 73.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose." The Company expects to complete animal studies on the MedClose device by the end of 2001. The Company intends to submit MedClose for pre-clinical study in the first quarter of 2002. The Company intends to commence revenue producing operations subject to FDA approval of either the Company's counterpulsation units or MedClose.

     The Company has financed its activities to date through the sale of its securities. Between the first quarter of 2000 and the second quarter of 2001, the Company conducted the private placement sale of 185,144 shares of Series B Preferred Stock for the gross proceeds of $1,620,010. During the 12 months ended September 30, 2001, the Company raised an additional $653,811 through the exercise of outstanding warrants and options.

     The Company recently commenced a private placement offering of shares of its Series C Preferred Stock, $.001 par value per share ("Series C Preferred Stock"). In the private placement, the Company intends to offer up to 561,797 shares of Series C Preferred Stock at a price of $8.90 per share for the gross offering amount of $4,999,993. The Series C Preferred Stock are convertible into shares of Common Stock and holders thereof are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. The Series C Preferred Stock is being offered pursuant to Rule 506 under the Securities Act of 1933, as amended, solely to "accredited investors" as that term is defined in Rule 501 under the Act. As of the date of this report, no shares of Series C Preferred Stock have been sold.

     As of September 30, 2001, the Company had current assets of $667,594 and working capital of $567,588. In addition to its working capital on hand, as of the date of this report, the Company believes that it will require an additional $2,000,000 over the next 12 months, primarily for purposes of funding the FDA approval process for MedClose. The Company expects to fund its capital requirements over the next 12 months from the private placement of shares of Series C Preferred Stock. However, the Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed. The report of the Company's independent accountants for the fiscal year ended December 31, 2000 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         During the quarter ended September 30, 2001, the Company issued 25,000 shares of its common stock valued at $91,250 to a controlling shareholder as a bonus for services rendered to the Company. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in the issuance.

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

         Inapplicable.

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Index to Exhibits
              -----------------

              4.1  Certificate of Designations of Series B Preferred Stock

              4.2  Certificate of Designations of Series C Preferred Stock

             10.1 Amendment No. 1 to Royalty Agreement dated July 13, 2001 between MedEnclosures, LLC and Rod A. Shipman

             10.2 Amendment No. 1 to Royalty Agreement dated July 13, 2001 between MedEnclosures, LLC and CTM Group, Inc.

         (b)  Reports on Form 8-K
              -------------------

              None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CPC of America, Inc.
                                    (Registrant)


Dated:  November 12, 2001           By:     /s/ Rod A. Shipman
                                         --------------------------------------
                                            Rod A. Shipman,
                                            President and Chairman of the Board