Form 10KSB
period 2001-12-31
CPC OF AMERICA INC
filed 2002-04-01
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 0-24053


                              CPC OF AMERICA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


    Nevada                                                  11-3320709
    ----------------------------------------                -------------------
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


    6336 17th Street Circle East
    Sarasota, Florida                                       34243
    ----------------------------------------                -------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 727-4370
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH
         TO BE SO REGISTERED                    EACH CLASS IS TO BE REGISTERED

                None                                          N/A
         -------------------                    ------------------------------


SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         Common Stock, $.0005 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were: $ -0-.

The market capitalization value of the voting stock held by non-affiliates of the registrant as of March 25, 2002 was approximately $21,971,682.

The number of shares of the Common Stock outstanding as of March 25, 2002 was 5,628,408.

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

Business Development
--------------------

         CPC of America, Inc. was formed under the laws of the State of Nevada on April 11, 1996 to develop and acquire cardiology medical devices, therapeutic devices and disposable products. To date, we have developed and intend to manufacture and distribute external counterpulsation devices for the treatment of coronary artery disease. In addition, we acquired a controlling interest in Med Enclosure, LLC, a development stage company engaged in the business of developing a patented internal puncture closing device and technique known as "MedClose." As of the date of this report, we have not commenced revenue producing operations. Both the external counterpulsation device and the MedClose product are in development stage and neither has been approved for sale by the FDA. Our operations to date have consisted of the design and development of our counterpulsation units and MedClose, and the raising of capital.

         In November 1998, we commenced a private placement of shares of our Series A Preferred Stock, at a price of $8.50 per share, pursuant to Rule 506 under the Securities Act of 1933 ("1933 Act"). The Series A Preferred Stock had no voting rights. Each Series A Preferred Share was convertible into Common Stock at a conversion price of $4.70 per share. In addition, the holders of the shares of Series A Preferred Stock were entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. In the private placement, we sold a total of 79,293 shares of Series A Preferred Stock for the gross proceeds of $674,000. Proceeds from the sale of the shares were applied towards working capital and the research and development of our counterpulsation units. During 2000 and 2001, all 79,293 shares of Series A Preferred Stock were converted into a total of 149,211 shares of Common Stock, including shares issued in payment of the 5% dividend.

         In April 2000, we commenced a private placement of shares of our Series B Preferred Stock, at a price of $8.75 per share, pursuant to Rule 506 under the 1933 Act. Each share of Series B Preferred Stock was initially convertible into Common Stock at a conversion price of $8.75 per share; however, as required pursuant to the terms of the subscription agreement, on June 30, 2001, the conversion price was adjusted to $3.20 per share, such amount representing the lower of (i) seventy-five percent (75%) of the average last ask price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.56 per share. The Series B Preferred Stock has no voting rights. In addition, the holders of the shares of Series B Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. Proceeds from the sale of the shares were applied towards working capital and the research and development of our two cardiology products. During 2000 and 2001, a total of 185,144 shares of Series B Preferred Stock were issued for proceeds of $1,620,010. During 2001, 113,715 shares of Series B Preferred Stock were converted into a total of 314,037 shares of Common Stock, including shares issued in payment of the 5% dividend.

         In October 2001, we commenced a private placement of shares of our Series C Preferred Stock, at a price of $8.90 per share, pursuant to Rule 506 under the 1933 Act. Each share of Series C Preferred Stock is convertible into Common Stock at an initial conversion price of $8.90 per share; however, on June 30, 2002, the conversion price shall be adjusted to the lower of (i) seventy-five percent (75%) of the average last ask price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.68 per share. The Series C Preferred Stock has no voting rights. In addition, the holders of the shares of Series C Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. We intend to apply the proceeds from the sale of the shares towards working capital and the research and development of our cardiology products. As of March 25, 2002, a total of 174,924 shares of Series C Preferred Stock had been issued for proceeds of $1,556,825.

         In November 1999, we acquired a 73.3% interest in Med Enclosure, LLC, a limited liability company organized under the laws of the State of Nevada. Pursuant to the terms of an Operating Agreement dated November 5, 1999, we received a 73.3% interest in Med Enclosure in exchange for our promissory note in the original principal amount of $250,000. On April 25, 2000, we retired the note in full by paying $255,208 to Med Enclosure. Med Enclosure used the funds to acquire a patent from Gene Myers Enterprises, Inc.

         Our executive offices are located at 6336 17th Street Circle East, Sarasota, Florida 34243; telephone number (941) 727-4370 fax number (941) 727-4371.

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

         Our first product, the CPCA 2000 counterpulsation unit, is a non-invasive, atraumatic and non-toxic method of treating certain coronary disease states. MedClose is an internal puncture closure device and technique that utilizes a human glue deployment to close puncture wounds following surgery. As of the date of this report, we have not commenced revenue producing operations. Both the CPCA 2000 and MedClose are in the development stage and neither has been approved for sale by the FDA.

CORONARY ARTERY DISEASE AND TREATMENT

         Coronary artery disease is the most common cause of death in industrial nations. The coronary arteries serve the heart with oxygen and other nutrients. The progressive narrowing of these coronary arteries by increasing layers of fatty plaque can lead to heart attacks, brain failure and eventually death. The direct cost of coronary disease is great in terms of treatment expense, loss of earnings and productivity, while the indirect costs are incalculable in terms of pain, suffering and limited lifestyles.

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

COUNTERPULSATION TECHNOLOGY: "CPCA2000"

         We have designed and, subject to FDA approval, intend to manufacture and market a counterpulsation device under the name CPCA 2000, including a mobile version of our counterpulsation device under the name CPCA 2000M. Counterpulsation involves the rhythmic inflation and deflation of sets of balloons or cuffs wrapped around the muscles of the calves, thighs and buttocks. Inflation and deflation occurs in a sequential manner, progressing from the calves to the lower and upper thighs and then to the buttocks. The sequence of cuff inflation and deflation compresses the vascular beds and is timed to the beating of the patient's own heart through synchronization with the patient's electrocardiogram. Cuffs inflate sequentially and rapidly at the onset of diastole to prevent blood from being trapped in vascular beds. Cuffs deflate just before the heart squeezes, reducing the pressure against which the heart must pump and allowing the heart to eject blood more efficiently and completely. Counterpulsation is designed to increase the ease of work during the contraction phase and to increase blood flow during the relaxation phase of the cardiac cycle. Counterpulsation is significantly less invasive than angioplasty, artery bypass surgery and cardiac catheterization and is designed to reduce the need for these more invasive, complicated and costly procedures.

         Patients are typically treated with counterpulsation therapy during 35 one-hour outpatient visits or sessions, spanning four to seven weeks. During their treatments, the patients remain outside the hospital and are free to pursue work and other scheduled activities. Treatment success is observed by relief of symptoms, possible reduction in medication, increased exercise capacity on the treadmill, and elimination of areas of poor cardiac circulation. A course of counterpulsation treatments, with a total expected cost of $7,500 or less, compares favorably with the higher risk, expense, pain and lost productivity time associated with the invasive angioplasty, coronary bypass or cardiac catheterization procedures.

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

         We have completed the development of the CPCA 2000 and CPCA 2000M, and have submitted the products to the FDA for premarket clearance. We expect to commence the manufacture and sale of the CPCA 2000 and CPCA 2000M upon premarket clearance by the FDA.

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

         The glue alone is not sufficient to close the artery, however. Debridement is the key to the effectiveness of this technique, creating a surface area that allows the glue to adhere and form a solid seal. MedClose includes a patented instrument and technique to temporarily close the wound, debride the surrounding adventitia and deliver a form of human glue to the puncture site that can be activated by laser light. Our majority-owned subsidiary, Med Enclosure, LLC, holds the three patents for both the instrument and the technique used in connection with MedClose.

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

         We have engaged Biomed Research, Inc., a medical device design and testing firm located in Lutz, Florida, to conduct the development and testing of the MedClose. As of the date of this report, Biomed has completed the development of a product prototype and commenced animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take three years from the date of this report.

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

         We anticipate that we will need to employ approximately 10 full-time employees to conduct our direct sales, marketing and distribution efforts. We intend to grow our distributorship network and sales to and through:

         o        Major cardiology groups;
         o        HMO groups;
         o        Major payor groups and insurance companies;
         o Other existing diagnostic and therapeutic companies and centers;
         o        National and international distribution agreements; and
         o        Internet e-commerce.

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

GOVERNMENT REGULATION AND SUPERVISION

         FDA APPROVAL PROCESS

         Clinical testing, manufacture and sale of the CPCA 2000/2000M and MedClose are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies. Pursuant to the federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. Under the Medical Device Act of 1976, the FDA places medical devices into one of three classes called Class I, II, or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject only to general controls, including labeling, premarket notification and adherence to good manufacturing practices. Class II devices are subject to general controls and performance standards established by the FDA, including postmarket surveillance, patient registries and FDA guidelines. Class III devices must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices generally include life-sustaining, life-supporting and implantable devices, or new devices which have been found to be substantially equivalent to devices currently on the market. Both the CPCA 2000 and MedClose are considered by the FDA to be Class III devices.

         Before a Class III medical device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a "510(k) premarket notification" or through a premarket approval application. Although Class III devices normally require FDA clearance through the premarket approval process, we believe that we will be able to receive FDA clearance pursuant to a 510(k) premarket notification. Because counterpulsation devices and puncture closure devices are already on the market, newer versions, similar to the CPCA 2000 and MedClose, have been permitted to be marketed pursuant to the 510(k) premarket notification procedure. However, there is no assurance that we will be eligible to utilize the 510(k) premarket notification process in the future or that the FDA will not in the future require us to submit a premarket application, which would be a more costly, lengthy and uncertain approval process.

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

         On November 12, 1998, we submitted to the FDA our application for the CPCA 2000. The FDA responded to the application on February 10, 1999 with requests for clarification on certain issues and for additional data. The FDA inspected one of our manufacturing facilities in May 1999, and since then has issued additional requests for information. As of the date of this report, we are in the process of filing a further response to the FDA.

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

COMPETITION

         COUNTERPULSATION TECHNOLOGY "CPCA2000"

         At present, we are aware of only four other companies that are currently producing and marketing or intending to market a counterpulsation device similar to the CPCA 2000 or the CPCA 2000M: Vasomedical, Inc., Cardiomedics, Inc., Cardio-Vascular Electronics, Inc. and NYCOR, Inc. Two of these companies have already begun to market their counterpulsation units in the U.S. and, accordingly, have already obtained some level of market acceptance. We believe that these competitors have only a limited presence in the market and that the market in general for counterpulsation devices is largely untapped. There can be no assurance, however, that we will be able to compete initially or on a continual basis with companies that are currently marketing counterpulsation devices or those that presently seek to enter into the counterpulsation device market.

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

PATENTS AND TRADEMARKS

         At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have already received a trademark on the name "CPCA 2000." In addition, our subsidiary, Med Enclosure, LLC, holds three patents for the MedClose device and procedure and we have applied for a trademark for the name MedClose. Our ability to compete successfully depends, in part, on our ability to protect the proprietary technology contained in our products. We will rely upon a combination of patent, trade secret and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in our counterpulsation devices and other technology, as well as our trade names and other similar property. We also intend to enter into confidentiality agreements with our employees, manufacturers, distributors, customers and suppliers, and will limit access to and distribution of our proprietary information. If and when implemented, these measures will only afford us limited protection, as there can be no assurance that any steps taken by us to protect these proprietary rights will be adequate to prevent misappropriation of our technology or the independent development by others of similar technology. In addition, although we believe that there currently are no infringement claims against us and no grounds for the assertion of such claims, the cost of responding to any claim could be significant.

RESEARCH AND DEVELOPMENT

         Since inception through December 31, 2001, our research and development expenses have amounted to approximately $3,607,843. Of this amount, we spent $3,373,843 on the design and development of both the CPCA 2000 and the CPCA 2000M, as well as the submission of both of these units to the FDA for approval, and $234,000 on the development of the MedClose product. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services. We acquired the technology for MedClose in the 73.3% acquisition of Med Enclosure, LLC in November 1999.

EMPLOYEES

         As of the date of this report, we employ one person consisting of our one executive officer. We contract with various consultants to provide services to us including engineering, software, testing, regulatory, product development, medical and clinical affairs on a project by project basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located in Sarasota, Florida and consist of approximately 1,000 square feet. The lease has an initial term of one year, subject to two one-year renewal options.

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

         The Rubin and Lee matters have been transferred to U.S. District Court for the District of New York.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information
------------------

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "CPCF" since February 18, 1998. Set forth below are high and low closing prices for the Company's Common Stock for each quarter during the two fiscal years ended December 31, 2001. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.


         QUARTER ENDED                                        HIGH      LOW
         -------------                                        ----      ---

         March 31, 2000                                       $ 8.25   $5.00
         June 30 , 2000                                       $ 6.125  $4.00
         September 30, 2000                                   $ 5.50   $3.75
         December 31, 2000                                    $ 5.00   $2.125

         March 31, 2001                                       $ 4.44   $2.19
         June 30 , 2001                                       $ 4.60   $2.26
         September 30, 2001                                   $ 4.07   $2.85
         December 31, 2001                                    $ 7.30   $2.50

Holders
-------

         As of March 25, 2002, there were 58 record holders and approximately 560 beneficial owners of our Common Stock.

Dividends
---------

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our Certificate of Designations, holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of Common Stock. During 2001, we issued 333 shares of Common Stock as payment of dividends on the Series A Preferred Stock and 3,095 shares of Common Stock as payment of dividends on the Series B Preferred Stock. During 2001, we also paid $1,301 of cash dividends on the shares of Series B Preferred Stock.

Sales of Unregistered Securities
--------------------------------

         During the fiscal year ended December 31, 2001, we sold unregistered shares of our securities in the following transactions:

         During 2000, we issued 16,290 shares of Common Stock upon the conversion of outstanding shares of Series A Preferred Stock. The common shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

         During 2001, we issued a total of 100,000 shares of Common Stock to three directors and a consultant. The shares were issued pursuant to Section 4(2) of the Act. There was no underwriter involved in this issuance.

         During 2001, we sold 113,715 shares of Series B Preferred Stock to 16 accredited investors for gross proceeds of $995,000. The shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance. During 2001, all of the 113,715 Series B Preferred Shares were converted into a total of 314,037 shares of Common Stock.

Equity Compensation Plans
-------------------------

         The following table sets forth certain information as of December 31, 2001 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon         Weighted- Average           Number of Common
                                Exercise of Outstanding         Exercise Price of           Shares Remaining
      Plan Category                     Options                Outstanding Options       Available for Issuance
--------------------------     -------------------------     -----------------------     ----------------------
Equity compensation plan               2,109,671                      $1.64                     9,686,610
approved by shareholders

Equity compensation plan               4,000,000                      $2.50                        -0-
not approved by
shareholders (1)

----------
(1) Represents shares of common stock issuable to Rod Shipman and CTM Consulting Group, Inc. pursuant to an employment agreement and consulting agreement, respectively, entered into with CPC of America, Inc.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

         To date, our activities have included the market analysis and development of our counterpulsation units, the acquisition of our controlling interest in Med Enclosures, LLC and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000 and a mobile version known as the CPCA 2000M. Both units have been submitted for approval by the U.S. Food and Drug Administration. We have also acquired a 73.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". We have completed a product prototype of the MedClose and commenced animal studies of the product. We intend to commence revenue producing operations subject to FDA approval of either the counterpulsation units or MedClose.

         We have financed our activities to date through the sale of our securities. During 2001, we conducted the private placement sale of 113,715 shares of our Series B Preferred Stock, at a price of $8.75 per share, for the gross proceeds of $995,000. During 2001, we commenced a private placement offering of Series C Preferred Stock, at $8.90 per share, and sold 95,123 shares of Series C Preferred Stock through December 31, 2001 for the gross proceeds of $846,595. During 2001, we also received $413,663 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of December 31, 2001, we had working capital of $727,867. Between January 1, 2002 and March 25, 2002, we received an additional $710,230 of capital from the sale of 79,801 shares of Series C Preferred Stock. In addition to our working capital on hand as of the date of this report, we believe that we will require, at least, an additional $1,000,000 of capital in order to fund our plan of operations over the next 12 months. We expect to fund our capital requirements over the next 12 months from the sale of our securities. However, we have no agreements or commitments concerning the sale of our securities and there can be no assurance we will be able to obtain sufficient additional capital through the sale of our securities as needed. The report of our independent accountants for the fiscal year ended December 31,

2001 states that due to the absence of operating revenues and our limited capital resources, there is doubt about our ability to continue as a going concern.

Forward Looking Statements
--------------------------

         This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this prospectus, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent commencement of commercial operations; the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

ITEM 7.  FINANCIAL STATEMENTS

                                   INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..............................................F-1

Consolidated Balance Sheet at December 31, 2001.................................................F-2

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and cumulative from inception (April 11, 1996) to December 31, 2001...........................F-3

Consolidated Statements of Shareholders' Equity (Deficit)
  from inception (April 11, 1996) to December 31, 2001..........................................F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and cumulative from inception (April 11, 1996) to December 31, 2001...........................F-6

Notes to Consolidated Financial Statements......................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheet of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2001 and for the period from inception (April 11, 1996) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. and subsidiaries as of December 31, 2001, and the results of their consolidated operations and cash flows for each of the years in the two year period ended December 31, 2001 and for the period from inception (April 11, 1996) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California
March 14, 2002

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet


                                                                    DECEMBER 31,
                                                                        2001
                                                                    ------------
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                             $   721,602
   Prepaid expenses                                                      70,383
                                                                    ------------

      TOTAL CURRENT ASSETS                                              791,985

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $12,342                     5,175

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $36,421                     213,579

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $2,077                      4,155
                                                                    ------------
                                                                    $ 1,014,894
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $    17,243
   Accrued dividends payable                                             46,875
                                                                    ------------
      TOTAL CURRENT LIABILITIES                                          64,118
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' EQUITY
   Preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series B - 71,429 shares issued and outstanding                        71
      Series C - 95,123 shares issued and outstanding                        95
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      5,628,408 shares issued and outstanding                             2,815
   Additional paid-in capital - preferred                             2,318,419
   Additional paid-in capital - common                                6,004,709
   Unamortized stock option costs                                       (35,000)
   Deficit accumulated during the development stage                  (7,340,333)
                                                                    ------------
      TOTAL SHAREHOLDERS' EQUITY                                        950,776
                                                                    ------------
                                                                    $ 1,014,894
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations


                                                                           CUMULATIVE
                                                                         FROM INCEPTION
                                              Year ended December 31,   (APRIL 11, 1996)
                                            --------------------------   TO DECEMBER 31,
                                                2001           2000           2001
                                            ------------   ------------   ------------
Costs and expenses:

  Research and development                  $   888,924    $   851,732    $ 3,607,843

  General and administrative                  1,089,128        906,743      2,638,825
                                            ------------   ------------   ------------

OPERATING LOSS                                1,978,052      1,758,475      6,246,668
                                            ------------   ------------   ------------

OTHER INCOME (EXPENSE):

  Interest expense                                  (12)        (1,942)        (8,954)

  Interest income                                 9,593         10,973         49,771
                                            ------------   ------------   ------------

                                                  9,581          9,031         40,817
                                            ------------   ------------   ------------

LOSS BEFORE MINORITY INTEREST                 1,968,471      1,749,444      6,205,851

MINORITY INTEREST                                     -              -          1,120
                                            ------------   ------------   ------------

NET LOSS                                    $ 1,968,471    $ 1,749,444    $ 6,204,731
                                            ============   ============   ============


BASIC AND DILUTED NET LOSS PER SHARE        $     (0.52)   $     (0.42)
                                            ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                5,114,133      4,619,400
                                            ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                     (A Development Stage Company)
                                       Consolidated Statements of Shareholders' Equity (Deficit)
                                         From inception (April 11, 1996) to December 31, 2001

                                                              PREFERRED STOCK                          COMMON STOCK
                                              -------------------------------------------------- ------------------------
                                                      SERIES A                SERIES B
                                              ------------------------  ------------------------
                                                NUMBER                    NUMBER                    NUMBER
                                               OF SHARES      TOTAL      OF SHARES      TOTAL      OF SHARES      TOTAL
                                              -----------  -----------  -----------  -----------  -----------  -----------
Initial capitalization                                 -   $        -            -   $        -    2,400,000  $     1,200
Issuance of common stock for a note                    -            -            -            -      300,000          150
Issuance of common stock for cash                      -            -            -            -      100,000           50
Issuance of common stock for services                  -            -            -            -      764,000          382
Net loss for 1996                                      -            -            -            -            -            -
                                              -----------  -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1996                            -            -            -            -    3,564,000        1,782
Exercise of options                                    -            -            -            -       26,666           13
Issuance of common stock for cash and
    conversion of note payable ($77,000)               -            -            -            -      640,000          320
Payment of note receivable
Net loss for 1997                                      -            -            -            -            -            -
                                              -----------  -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1997                            -            -            -            -    4,230,666        2,115
Exercise of options                                    -            -            -            -       57,000           29
Issuance of common stock for cash                      -            -            -            -       40,000           20
Issuance of preferred stock for cash               8,824            9            -            -            -            -
Valuation of beneficial conversion
    feature on Series A Preferred                      -            -            -            -            -            -
Contribution of officer's salary                       -            -            -            -            -            -
Net loss for 1998                                      -            -            -            -            -            -
                                              -----------  -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1998                        8,824            9            -            -    4,327,666        2,164
Exercise of warrants                                   -            -            -            -      209,490          105
Exercise of options                                    -            -            -            -      146,903           73
Issuance of preferred stock for cash              70,469           70            -            -            -            -
Preferred stock dividend                               -            -            -            -        5,474            3
Valuation of beneficial conversion
    feature on Series A Preferred                      -            -            -            -            -            -
Repurchase of common shares                            -            -            -            -     (560,000)        (280)
Net loss for 1999                                      -            -            -            -            -            -
                                              -----------  -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1999                       79,293  $        79            -          $ -    4,129,533  $     2,065

                                                                       continued

                                                   ADDITIONAL   ADDITIONAL   ACCUMULATED     NET
                                        STOCK       PAID-IN      PAID-IN     DURING THE  SHAREHOLDERS'
                                        OPTION      CAPITAL-     CAPITAL-    DEVELOPMENT    EQUITY
                                        COSTS       COMMON      PREFERRED      STAGE      (DEFICIT)
                                     -----------  -----------  -----------  -----------  -----------
Initial capitalization               $        -   $        -   $        -   $        -   $    1,200
Issuance of common stock for a note           -            -            -            -          150
Issuance of common stock for cash             -        4,950            -            -        5,000
Issuance of common stock for services         -       37,818            -            -       38,200
Net loss for 1996                             -            -            -      (59,079)     (59,079)
                                     -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1996                   -       42,768            -      (59,079)     (14,529)
Exercise of options                           -       29,987            -            -       30,000
Issuance of common stock for cash and
    conversion of note payable ($77,0         -      927,680            -            -      928,000
Payment of note receivable
Net loss for 1997                             -            -            -     (457,829)    (457,829)
                                     -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1997                   -    1,000,435            -     (516,908)     485,642
Exercise of options                           -      114,971            -            -      115,000
Issuance of common stock for cash             -       57,980            -            -       58,000
Issuance of preferred stock for cash          -            -       74,991            -       75,000
Valuation of beneficial conversion
    feature on Series A Preferred             -            -       25,000      (25,000)           -
Contribution of officer's salary              -       80,000            -            -       80,000
Net loss for 1998                             -            -            -     (640,580)    (640,580)
                                     -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1998                   -    1,253,386       99,991   (1,182,488)     173,062
Exercise of warrants                          -      366,503            -            -      366,608
Exercise of options                           -      177,289            -            -      177,362
Issuance of preferred stock for cash          -            -      598,930            -      599,000
Preferred stock dividend                      -       25,722            -      (25,725)           -
Valuation of beneficial conversion
    feature on Series A Preferred             -            -      199,486     (199,486)           -
Repurchase of common shares                   -            -            -            -         (280)
Net loss for 1999                             -            -            -   (1,329,328)  (1,329,328)
                                     -----------  -----------  -----------  -----------  -----------
 BALANCE, DECEMBER 31, 1999          $        -  $ 1,822,900  $   898,407  $(2,737,027) $   (13,576)

                                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                     (A Development Stage Company)
                                       Consolidated Statements of Shareholders' Equity (Deficit)
                                         From inception (April 11, 1996) to December 31, 2001

                                                                          PREFERRED STOCK
                                             ----------------------------------------------------------------------------
                                                    SERIES A                  SERIES B                    SERIES C
                                             ------------------------  ------------------------ -------------------------
                                               NUMBER                    NUMBER                    NUMBER
                                              OF SHARES      TOTAL      OF SHARES     TOTAL       OF SHARES     TOTAL
                                             -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1999                       79,293  $        79            -   $        -            -   $        -
   Exercise of warrants                               -            -            -            -            -            -
   Exercise of options                                -            -            -            -            -            -
   Issuance of preferred stock for cash               -            -       71,429           71            -            -
   Valuation of beneficial conversion
       feature on Series B Preferred                  -            -            -            -            -            -
   Conversion of Series A Preferred                   -            -            -            -            -            -
       into common shares                       (70,469)         (70)           -            -            -            -
   Beneficial conversion feature on                   -            -
       Series  A Preferred shares                     -            -            -            -            -            -
   Settlement of lawsuit                              -            -            -            -            -            -
   Purchase of patent                                 -            -            -            -            -            -
   Stock option costs                                 -            -            -            -            -            -
   Amortization of stock option costs                 -            -            -            -            -            -
   Cancellation of common shares                      -            -            -            -            -            -
   Net loss for 2000                                  -            -            -            -            -            -
                                             -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 2000                        8,824            9       71,429           71            -            -
   Exercise of options                                -            -            -            -            -            -
   Issuance of common stock for services              -            -            -            -            -            -
   Issuance of preferred stock for cash               -            -      113,715          114       95,123           95
   Valuation of beneficial conversion
       feature on Series B Preferred                  -            -            -            -            -            -
   Valuation of beneficial conversion
       feature on Series C Preferred                  -            -            -            -            -            -
   Conversion of  preferred stock and
       accrued dividends into common shares      (8,824)          (9)    (113,715)        (114)           -            -
  Preferred stock dividend                            -            -            -            -            -            -
  Issuance of common stock
     options for services                             -            -            -            -            -            -
   Amortization of stock option costs                 -            -            -            -            -            -
   Net loss for 2001                                  -            -            -            -            -            -
                                             -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 2001                            -   $        -       71,429  $        71       95,123  $        95
                                             ===========  ===========  ===========  ===========  ===========  ===========

                                                                       continued

                                                 COMMON STOCK
                                           -----------------------
                                                                                  ADDITIONAL    ADDITIONAL  ACCUMULATED     NET
                                                                        STOCK      PAID-IN       PAID-IN    DURING THE  SHAREHOLDE
                                              NUMBER                    OPTION     CAPITAL-      CAPITAL-  DEVELOPMENT     EQUITY
                                            OF SHARES     TOTAL         COSTS      COMMON       PREFERRED     STAGE       (DEFICIT
                                           -----------  -----------  -----------  -----------  ----------- ------------ ----------
Balance, December 31, 1999                  4,129,533  $     2,065          $ -  $ 1,822,900  $   898,407  $(2,737,027) $   (13,576)
   Exercise of warrants                       365,500          183            -      639,442            -            -      639,625
   Exercise of options                        223,832          113            -      258,528            -            -      258,641
   Issuance of preferred stock for cash             -            -            -            -      624,929            -      625,000
   Valuation of beneficial conversion
       feature on Series B Preferred                -            -            -            -      208,125     (208,125)           -
   Conversion of Series A Preferred                 -            -            -            -            -            -            -
       into common shares                     127,447           64            -      598,936     (598,930)           -            -
   Beneficial conversion feature on
       Series  A Preferred shares                   -            -            -      199,486     (199,486)           -            -
   Settlement of lawsuit                       33,333           17            -      199,983            -            -      200,000
   Purchase of patent                          47,042           24            -      235,184            -            -      235,208
   Stock option costs                               -            -     (280,000)     280,000            -            -            -
   Amortization of stock option costs               -            -      105,000            -            -            -      105,000
   Cancellation of common shares              (89,000)         (45)           -            -            -            -          (45)
   Net loss for 2000                                -            -            -            -            -   (1,749,444)  (1,749,444)
                                           -----------  -----------  -----------  -----------  ----------- ------------ ------------

BALANCE, DECEMBER 31, 2000                  4,837,687        2,421     (175,000)   4,234,459      933,045   (4,694,596)     300,409
   Exercise of options                        360,394          179            -      413,484            -            -      413,663
   Issuance of common stock for services      100,000           50            -      255,450            -            -      255,500
   Issuance of preferred stock for cash             -            -            -            -    1,841,392            -    1,841,601
   Valuation of beneficial conversion
       feature on Series B Preferred                -            -            -            -      331,636     (331,636)           -
   Valuation of beneficial conversion
       feature on Series C Preferred                -            -            -            -      282,233     (282,233)           -
   Conversion of  preferred stock and
       accrued dividends into common shares   330,327          165            -    1,081,316   (1,069,887)           -       11,471
  Preferred stock dividend                          -            -            -            -            -      (63,397)     (63,397)
  Issuance of common stock
     options for services                           -            -            -       20,000            -            -       20,000
   Amortization of stock option costs               -            -      140,000            -            -            -      140,000
   Net loss for 2001                                -            -            -            -            -   (1,968,471)  (1,968,471)
                                           -----------  -----------  -----------  -----------  ----------- ------------ ------------

BALANCE, DECEMBER 31, 2001                  5,628,408  $     2,815  $   (35,000) $ 6,004,709  $ 2,318,419  $(7,340,333) $   950,776
                                           ===========  ===========  ===========  ===========  ===========  ===========  ===========

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


                                        CPC OF AMERICA, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)
                                        Consolidated Statements of Cash Flows


                                                                                        CUMULATIVE
                                                                                      FROM INCEPTION
                                                             YEAR ENDED DECEMBER 31, (APRIL 11, 1996)
                                                            ------------------------- TO DECEMBER 31,
                                                                2001          2000         2001
                                                            ------------ ------------ ------------
Cash flows from operating activities:
  Net loss                                                  $(1,968,471) $(1,749,444) $(6,204,731)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                28,305       14,023       64,479
    Amortization of stock option costs                          140,000      105,000      245,000
    Contribution of officer's salary                                  -            -       80,000
    Issuance of common stock and options for services           275,500            -      313,700
    Other                                                             -            -       38,879
    Decrease (increase) in other assets                         (64,304)     180,066      (16,614)
    Increase (decrease) in accounts payable                    (110,772)      60,197       17,728
    (Decrease) increase in accrued expenses                           -      (50,000)     223,000
                                                            ------------ ------------ ------------
    Net cash used by operating activities                    (1,699,742)  (1,440,158)  (5,238,559)
                                                            ------------ ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                          (2,097)           -     (131,096)
  Purchase of patent                                                  -      (14,795)     (14,795)
  Capital expenditures                                                -            -      (15,420)
                                                            ------------ ------------ ------------
    Net cash used by investing activities                        (2,097)     (14,795)    (161,311)
                                                            ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes to shareholders                                 -            -       73,000
  Proceeds from note receivable from shareholder                      -            -          150
  Payments on note payable to shareholder                             -            -       (3,000)
  Exercise of options and warrants                              413,663      898,266    2,000,899
  Issuance of preferred stock                                 1,841,601      625,000    3,140,601
  Issuance of common stock                                            -            -      915,200
  Dividends                                                      (5,051)           -       (5,051)
  Repurchase of common stock                                          -          (45)        (325)
                                                            ------------ ------------ ------------
    Net cash provided by financing activities                 2,250,213    1,523,221    6,121,474
                                                            ------------ ------------ ------------

Net increase (decrease) in cash                                 548,374       68,268      721,604
CASH, BEGINNING OF PERIOD                                       173,230      104,962            -
                                                            ------------ ------------ ------------
CASH, END OF PERIOD                                         $   721,604  $   173,230  $   721,604
                                                            ============ ============ ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable              $         -  $         -  $       150
  Debt to equity conversion                                 $         -  $         -  $    77,000
  Acquisition of minority interest                          $         -  $         -  $    33,250
  Sale of Tercero - elimination of goodwill                 $         -  $         -  $   (40,000)
  Preferred dividends accrued                               $    46,875  $         -  $    46,875
  Preferred dividends paid through issuance of common stock $    11,471  $         -  $    37,196
  Acquisition of Med Enclosures for note payable            $         -  $         -  $   250,000
  Acquisition of patent paid by issuance of common stock    $         -  $   235,208  $   235,208
  Settlement of lawsuit by issuance of common stock         $         -  $   200,000  $   200,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)

                                December 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

      Organization
      ------------

      CPC of America, Inc., a Nevada corporation ("CPC" or the "Company"), was formed on April 11, 1996 to manufacture and distribute external counterpulsation medical devices. The Company is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting research and development activities.

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

      On February 1, 1999, the Company filed a lawsuit against Partner Provider Health, Inc. (PPH) alleging breach of contract, misrepresentation and fraud relating to its joint venture with HeartMed LLC. Under terms of a November 1999 settlement, CPC dropped its lawsuit and received the remaining interest in HeartMed LLC making it a wholly-owned subsidiary of CPC. HeartMed LLC had no operations or assets during 2000 or 2001.

      On November 22, 1999, CPC formed Med Enclosures, LLC, a Nevada limited liability company, (MED) with Gene Myers Enterprises, Inc., (GME) a minority shareholder of CPC. CPC received a 73.3% interest in MED for a $250,000 promissory note, which was retired in April 2000. GME contributed two patents it developed that are recorded at GME's carrying value of zero. MED acquired its third patent from GME with the proceeds from the $250,000 promissory note.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Principles of consolidation
      ---------------------------

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, DSDS, from July 1997 through November 1998, CPCA, from June 1998, and MED and HeartMed LLC from November 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      Patents and trademarks
      ----------------------

      Patents and trademarks are stated at cost and amortized using the straight-line method over their economic useful life, which is estimated at ten and fifteen years, respectively.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Research and development costs
      ------------------------------

      Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2, "Accounting for Research and Development Costs".

      Basic and diluted net loss per share
      ------------------------------------

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2001 and 2000 all common stock equivalents were anti-dilutive.

      Stock-based compensation
      ------------------------

      The Company has elected to adopt the disclosure provisions only of SFAS 123 and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations. Stock based compensation issued to persons other than employees is reflected in the financial statements at fair value.

      Recent accounting pronouncements
      --------------------------------

      On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

      SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

      SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Recent accounting pronouncements (continued)
      --------------------------------------------

      The impact of the adoption of SFAS 141 and SFAS 142 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

2.    SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------

      Series A Preferred stock
      ------------------------

      In November 1998, the Company offered in a private placement memorandum Series A preferred stock at $8.50 per share. As of November 15, 1999, the Company sold 79,293 shares for proceeds of $674,000. The Series A Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series A share was convertible into one common share until December 31, 1999, when the conversion price was adjusted to the lower of $6.38 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At December 31, 1999 the conversion price was calculated at $4.70 per share. On December 31, 1999, a dividend of $25,725 was paid by issuing 5,474 shares of the Company's common stock. In January 2000, 70,469 Series A shares were converted into 127,447 common shares. In June 2001, the remaining 8,824 Series A shares and related accrued dividends of $1,563 were converted into 16,290 common shares. Additional accrued dividends of $3,750 were paid in cash.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Series B Preferred stock
      ------------------------

      In April 2000, the Company offered in a private placement memorandum Series B preferred stock at $8.75 per share. As of December 31, 2001, the Company sold 185,144 shares for proceeds of $1,620,010. The Company recorded the beneficial conversion feature totaling $208,125 in 2000 and $331,636 in 2001 at the date of issuance. The Series B Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series B share was convertible into one common share until June 30, 2001, when the conversion price was adjusted to the lower of $6.56 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. The conversion price was calculated at $3.20 per share. During the fourth quarter of 2001, 113,715 Series B shares and related accrued dividends of $9,908 were converted into 314,037 common shares. Additional accrued dividends of $1,301 were paid in cash. Accrued dividends of $46,875 on the 71,429 outstanding shares remain unpaid at December 31, 2001.

      Series C Preferred stock
      ------------------------

      In October 2001, the Company offered in a private placement memorandum Series C preferred stock at $8.90 per share. As of December 31, 2001, the Company sold 95,123 shares for proceeds of $846,595. The Company recorded the beneficial conversion feature totaling $282,233 at the date of issuance. The Series C Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series C share is convertible into one common share until June 30, 2002, when the conversion price will be adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement.

      Common stock
      ------------

      In January and July 2001, the Company issued 75,000 common shares to directors and 25,000 common shares to a consultant shareholder.

      In June 2001, 8,824 Series A preferred shares were converted into 16,290 common shares.

      During April through June 2001, 113,715 Series B shares were converted into 314,037 common shares.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


      In January and February 2000, 70,469 Series A preferred shares were converted into 127,447 common shares.


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

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


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Stock options
      -------------

      The Company has granted options to purchase its common stock. The option prices at the time of grant were at or above the fair value of the Company's common stock. A summary of stock option activity follows:

                                        Number of          Price
                                         Options         Per Share        Expiration
                                       ----------      -------------      -----------
Inception (April 11, 1996)                     -                   -                -
Granted                                4,420,000       $1.125 - 1.25      1997 - 2006
                                       ----------      -------------
Outstanding at December 31, 1996       4,420,000       $1.125 - 1.25      1997 - 2006

Exercised                                (26,666)         $1.125
Expired                                 (200,000)         $1.18
                                       ----------      -------------
Outstanding at December 31, 1997       4,193,334       $1.125 - 1.25         2006

Granted                                4,152,000       $1.25 - 9.00          2008
Exercised                                (57,000)      $1.125 - 2.50
Canceled                              (1,173,334)         $1.125
                                       ----------      -------------
Outstanding at December 31, 1998       7,115,000       $1.125 - 9.00      2003 - 2008

Granted                                   25,000           $5.50             2004
Exercised                               (146,903)      $1.125 - 2.50
Canceled                                (490,000)         $1.125
                                       ----------      -------------
Outstanding at December 31, 1999       6,503,097       $1.125 - 9.00      2003 - 2008

Granted                                  175,000       $5.00 - $5.75
Exercised                               (223,832)      $1.125 - 2.50
                                       ----------      -------------
Outstanding at December 31, 2000       6,454,265       $1.125 - 9.00      2003 - 2008

Granted                                   15,800           $2.50             2004
Exercised                               (360,394)      $1.125 - 2.50
                                       ----------      -------------
Exercisable at December 31, 2000       6,109,671       $1.125 - 9.00      2003 - 2008
                                      ==========       =============

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Stock options (continued)

      The following information applies to all options outstanding at December 31, 2001:

                                                      Weighted                         Weighted
                                      Average         average                           average
  Exercise           Options         remaining        exercise          Number         exercise
    Price          Outstanding     life (years)        price          exercisable        price
--------------   ---------------  ---------------  ---------------  ---------------  ---------------
$       1.125         1,796,871                4   $        1.125        1,796,871   $        1.125
$        2.50         4,097,800                6   $         2.50        1,681,800   $         2.50
$ 4.63 - 5.75           205,000                2   $         5.33          180,000   $         5.33
$        9.00            10,000                2   $         9.00           10,000   $        9.00


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

      The following information applies to employee options outstanding at December 31, 2001:

                                                      Weighted                         Weighted
                                      Average         average                           average
  Exercise           Options         remaining        exercise          Number         exercise
    Price          Outstanding     life (years)        price          exercisable        price
--------------   ---------------  ---------------  ---------------  ---------------  ---------------

$       1.125         1,796,871                4    $       1.125        1,796,871   $        1.125
$        2.50         4,078,000                6    $        2.50        1,662,000   $         2.50


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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Stock options (continued)

      Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                               2001                 2000
                                           --------------      -------------

Net loss
       As reported                          $ (1,968,471)      $ (1,749,444)
       Pro forma                            $ (2,495,516)      $ (2,486,540)

Basic and fully diluted loss per share
       As reported                          $      (0.38)      $      (0.42)
       Pro forma                            $      (0.49)      $      (0.60)


      In April 2001, 15,800 options were granted to a consultant at an exercise price of $2.50 for services performed. The fair value of these options was calculated using the Black-Scholes option-pricing model and was determined to be $20,000.

      During 2000, 175,000 options were granted to two consultants at exercise prices of $5.00 and $5.75. The fair value of these options was calculated using the Black-Scholes option-pricing model and was determined to be $280,000. The services provided by these consultants are to be performed over two years. The cost of $280,000 is being amortized over two years and the balance of $35,000 at December 31, 2001 is recorded on the balance sheet as unamortized stock option costs. During 2001 and 2000, $140,000 and $105,000 were charged to expense and recorded in the statement of operations, respectively. The fair value of the options issued to non-employees during 1999 and 1998 was determined to be minimal.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


3.    BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------------

      The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                  2001            2000
                                                              -------------   ------------
Basic and diluted loss per share:

  Numerator
      Net loss                                                $ (1,968,471)   $(1,749,444)
      Preferred dividend                                           (63,379)             -
      Beneficial conversion feature preferred stock               (613,869)      (208,125)
                                                              -------------   ------------

                                                              $ (2,645,719)   $(1,957,569)
                                                              =============   ============
  Denominator
      Basic and diluted weighted average number of
      common shares outstanding during the period                5,114,133      4,619,400
                                                              =============   ============

  Basic and diluted loss per share                                 $ (0.52)       $ (0.42)
                                                              =============   ============

   Incremental common shares (not included in denominator
   of diluted earnings per share calculation due to their
   antidilutive nature) attributable to exercise of:
         Outstanding options                                     6,109,671      6,454,265
         Outstanding warrants                                            -              -
         Preferred stock                                           483,672        426,829
                                                              -------------   ------------

                                                                 6,593,343      6,881,094
                                                              =============   ============


4.    INCOME TAXES
------------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 2001 and 2000 there is no difference between income tax expense and the amount computed by applying the federal statutory income tax rate.

      At December 31, 2001, the Company has a net operating loss carryforward for federal tax purposes of $6,204,000 which, if unused to offset future taxable income, will begin to expire in 2012.

      The Company had deferred tax assets of $2,109,000 and $1,440,000 at December 31, 2001 and 2000, respectively, relating to its net operating loss. A valuation allowance has been recognized to offset all of the related deferred tax asset due to the uncertainty of realizing the benefit.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


5.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Lease
      -----

      The Company leases office space under a one year lease at $1,000 per month. The lease expires November 30, 2002. Future rental payments are $11,000 in 2002. Actual rent expense was $2,756 in 2001 and $1,500 in 2000.

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

      Royalty agreements
      ------------------

      In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to ..0075% on net sales of certain MED products as defined. In July 2001, these agreements were amended to increase the royalties to 1.5% of net sales of certain MED products as defined.To date, MED has not had any sales.

      Litigation
      ----------

      In settlement of its lawsuit with Carepoint Networks, Inc., in February 2000 the Company paid $50,000 cash and issued 33,333 common shares valued at the then current market price of $6.00 per share. The total amount of $250,000 is included in the 1999 consolidated statement of operations under general and administrative expenses. Since management was unable to register the 33,333 shares by the deadline outlined in the settlement agreement, the Company subsequently paid Carepoint Networks, Inc. $200,000 in cash.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A DEVELOPMENT STAGE COMPANY)


5.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------------

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

      The Lee and Rubin matters have been transferred to U.S. District Court for the District of New York.

6.    GOING CONCERN
-------------------

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported losses from its inception, is still in the development stage and does not have sufficient cash to cover its current operating needs. Management anticipates that it will need to raise an additional $1,000,000 in order to fund its operations over the next 12 months

      The Company expects to fund its capital requirements over the next 12 months from the sale of its securities. However, the Company has no agreements or commitments concerning the sale of its securities and there can be no assurance the Company will be able to obtain sufficient additional capital through the sale of its securities as needed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are our directors and officers.

           NAME             AGE                      POSITION
------------------------  -------  --------------------------------------------

Rod A. Shipman              51     President, Secretary, Treasurer and Director
Rafe Cohen                  54     Director
William C. Lievense         54     Director

         Mr. Shipman has been the President, Chief Executive Officer of the Company since January 1997, became Secretary in July 1997 and Treasurer in September 2000 and has been a director of the Company since its inception in May 1996. Mr. Shipman has over 20 years of experience in the medical industry. From August 1994 to September 1999, Mr. Shipman was President and Chief Executive Officer of R.A. Shipman & Associates, L.L.C., a health care consulting firm. >From January 1993 to July 1994 he served as Senior Vice President and Chief Operating Officer of MRI Medical Diagnostics, a Colorado corporation that provided imaging and nuclear medical services and operated a senior retirement facility. Mr. Shipman also served as a director of that company from May 1993 to June 1994. From January 1991 to September 1992, Mr. Shipman served as the President and Chief Operating Officer of Southern California Imaging Services, a private mobile diagnostic imaging and service company. From 1978 to 1990 he served in various positions including Business Manager, Controller, Account Executive and District General Manager with Philips Medical Systems, CGR Medical Systems, ADAC Laboratories and Picker, all medical imaging companies. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California. He currently serves as a director on several small privately held companies in real estate and environmental companies

         Mr. Cohen has served as a director of the Company since July 1998. Mr. Cohen previously served as a director of the Company in 1996. Mr. Cohen served as Treasurer from July 1998 to September 2000. Mr. Cohen is a certified public accountant and has owned and managed his own accounting practice since 1974. Mr. Cohen also currently serves as President of Galaxy Theaters. Mr. Cohen received a Masters Degree in Business Taxation from the University of Southern California in 1976 and a Masters Degree in Finance from the University of California, Los Angeles in 1972.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999.

                                           ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                  -------------------------------------   --------------------------------------------
    NAME AND POSITION             YEAR     SALARY   BONUS  OTHER ANNUAL   RESTRICTED     COMMON SHARES     ALL OTHER
                                                           COMPENSATION      STOCK        UNDERLYING      COMPENSATION
                                                                          AWARDS ($)    OPTIONS GRANTED
                                                                                          (# SHARES)
-----------------------------------------------------------------------------------------------------------------------
Rod A. Shipman, President and     2001   $278,685    -0-        -0-            -0-            -0-          $54,500(1)
Chief Executive Officer           2000   $220,000    -0-       9,000           -0-            -0-             -0-
                                  1999   $195,000    -0-        -0-            -0-            -0-             -0-

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

             NAME                  SHARES ACQUIRED      VALUE REALIZED          NUMBER OF             VALUE OF
                                   ON EXERCISE (#)            ($)               SECURITIES           UNEXERCISED
                                                                                UNDERLYING          IN-THE-MONEY
                                                                               UNEXERCISED         OPTIONS/SARS AT
                                                                             OPTIONS/SARS AT         FY-END ($)
                                                                                FY-END (#)


                                                                               EXERCISABLE/         EXERCISABLE/
                                                                              UNEXERCISABLE         UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
Rod A. Shipman, President and               271,061        $691,109          1,417,824/1,000,000     $6,671,151/
Chief Executive Officer                                                                              $4,300,000(2)

(1) Represents bonus of 25,000 shares of Common Stock valued at $2.18 per share, the closing price of the Common Stock on the date of grant.
(2) Based on a price of $6.15 per share for the Common Stock as quoted on the OTC Bulletin Board on December 31, 2001.


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

         In July 2000, the Board of Directors of the Company approved, and caused its 73.3% subsidiary, Med Enclosure LLC, to award, a bonus to Mr. Shipman in the form of a royalty on the net sale of products of Med Enclosure LLC derived from two of its three patents. Mr. Shipman will receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, the Board of Directors of the Company approved an amendment to the royalty agreement increasing the royalty payable to Mr. Shipman to one and one-half percent (1.5%) on all net sales.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 25, 2002 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

              NAME AND ADDRESS                           NUMBER OF SHARES       PERCENTAGE OWNED
              ----------------                           ----------------       ----------------
Rod A. Shipman(1)(2)                                         1,609,169               22.8%
Rafe Cohen(1)                                                   87,000                1.5%
Dr. Richard E. Rubin(3)                                        456,666                8.1%
William C. Lievense(1)                                         100,000                1.7%
CTM Group, Inc.(4)(5)                                        2,648,021               35.2%
Leslie J. Kessler(6)(7)                                        950,000               15.5%
All officers and directors as a group (three persons)        1,796,169               26.0%

---------------

(1)  Address is 6336 17th Street Circle East, Sarasota, Florida 34243.

(2) Includes options granted to Mr. Shipman to purchase 1,417,824 shares of Common Stock. Does not include options to purchase 1,000,000 shares of Common Stock, which are subject to vesting.

(3)  Address is 5530 Wisconsin Avenue, Suite 750, Chevy Chase, Maryland 20815.

(4)  Address is 1350 East Flamingo, #800, Las Vegas, Nevada  89119.

(5) Includes options granted to the CTM Group to purchase 1,888,180 shares of Common Stock. Does not include options to purchase 1,000,000 shares of Common Stock, which are subject to vesting.

(6)  Address is 11 Hedgerow Lane, Jericho, New York 11753.

(7) Includes an option granted to Ms. Kessler to purchase 490,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 2000, the Board of Directors of the Company approved, and caused its 73.3% subsidiary, Med Enclosure LLC, to award, bonuses to the Company's Chief Executive Officer, Rod A. Shipman, and its strategic consultant, CTM Group, Inc., in the form of royalties on the net sale of products of Med Enclosure LLC derived from two of its three patents. Mr. Shipman and CTM Group each will receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, the Board of Directors of the Company approved amendments to both royalty agreements increasing the royalty payable to Mr. Shipman and CTM Group each to one and one-half percent (1.5%) on all net sales.

         In 2001, the Board of Directors of the Company approved a bonus of 25,000 shares of Common Stock to each of its three directors and CTM Group.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      INDEX TO EXHIBITS


         3.1      Articles of Incorporation of the Company (1)

         3.2      Bylaws of the Company (1)

         4.1      Specimen of Common Stock Certificate (1)

         4.2 Certificate of Designations of the Company's Series A Preferred Stock (4)

         4.3 Certificate of Designations of the Company's Series B Preferred Stock (6)

         4.4 Certificate of Designations of the Company's Series C Preferred Stock (6)

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

         10.7     Agreement dated November 17, 1998 (3)

         10.8 Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (4)

         10.9 Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (4)

         10.10 Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999 (5)

         10.11    Operating Agreement for Med Enclosures LLC (6)

         10.12 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and Rod A. Shipman (6)

         10.13 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and CTM Group, Inc. (6)

         10.14 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and Rod A. Shipman (7)

         10.15 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and CTM Group, Inc. (7)

         10.16 Product Development Services Agreement between Biomed Research, Inc. and Med Enclosure LLC

         21.1     List of Subsidiaries

         23.1     Consent of Independent Certified Public Accountants

---------------

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

(6) Previously filed as part of the Company's annual report on Form 10-KSB (SEC File No. 0-24053) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001.

(7) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 11, 2001.

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CPC OF AMERICA, INC.

Date:  March 29, 2002                  By: /s/ ROD A. SHIPMAN
                                           -------------------------------------
                                           Rod A. Shipman,
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                   Date
---------                 -----                                   ----

/s/ ROD A. SHIPMAN        President, Chief Financial Officer,     March 29, 2002
------------------------  Secretary, Treasurer and Principal
ROD A. SHIPMAN            Accounting Officer and Director


/s/ RAFE COHEN            Director                                March 29, 2002
------------------------
RAFE COHEN


/s/ WILLIAM LIEVENSE      Director                                March 29, 2002
------------------------
WILLIAM LIEVENSE