Form 10QSB
period 2002-03-31
CPC OF AMERICA INC
filed 2002-05-15
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________


Commission File Number 0-24053

                              CPC of America, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         11-3320709
---------------------------------              ---------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification No.)

                 6336 17th Street Circle East, Sarasota, Florida
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         As of May 14, 2002, the Company had 5,841,556 shares of its $.0005 par value common stock issued and outstanding.

                                PART 1 - FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
ITEM 1.  Financial Statements

Unaudited Condensed Consolidated Balance Sheet at March 31, 2002.............................3
Unaudited Condensed Consolidated Statements of Operations for the
   three month periods ended March 31, 2002 and 2001
   and for the period from inception (April 11, 1996) to March 31, 2002......................4
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001
   and for the period from inception (April 11, 1996) to March 31, 2002......................5
Notes to Unaudited Condensed Consolidated Financial Statements...............................7

                                              2

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      MARCH 31,
                                                                        2002
                                                                    ------------
                                     ASSETS

CURRENT ASSETS

   Cash and equivalents                                             $   340,335
   Other                                                                 45,950
                                                                    ------------

     Total current assets                                               386,285

Patents and trademarks, net                                             211,381

Equipment, net                                                            4,792
                                                                    ------------

                                                                    $   602,458
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                $    17,070
    Accrued dividends                                                    16,290
                                                                    ------------
      Total current liabilities                                          33,360
                                                                    ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      Series C, 174,925 shares issued and outstanding                       175
   Common stock, $.0005 par value, 20,000,000 shares authorized,
      5,831,556 shares issued and outstanding                             2,915
   Additional paid in capital - preferred                             2,640,393
   Additional paid in capital - common                                6,475,923
   Deficit accumulated during the development stage                  (8,550,308)
                                                                    ------------

      Total shareholders' equity                                        569,098
                                                                    ------------

                                                                    $   602,458
                                                                    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                       CUMULATIVE
                                                                     FROM INCEPTION
                                       Three months ended March 31,  (APRIL 11, 1996)
                                       ---------------------------          TO
                                           2002           2001       MARCH 31, 2002
                                       ------------   ------------   ---------------

Costs and expenses

  Research and development             $   904,072    $    72,781    $    4,511,915

  General and administrative               198,657        310,827         2,837,482
                                       ------------   ------------   ---------------
OPERATING LOSS                          (1,102,729)      (383,608)       (7,349,397)

OTHER INCOME (EXPENSE)

  Interest expense                              --             --            (8,954)

  Interest income                            1,851          1,213            51,622
                                       ------------   ------------   ---------------

                                             1,851          1,213            42,668
                                       ------------   ------------   ---------------

LOSS BEFORE MINORITY INTEREST           (1,100,878)      (382,395)       (7,306,729)

MINORITY INTEREST                               --             --             1,120
                                       ------------   ------------   ---------------

NET LOSS                               $(1,100,878)   $  (382,395)   $   (7,305,609)
                                       ============   ============   ===============


BASIC AND DILUTED NET LOSS PER SHARE   $     (0.19)   $     (0.08)
                                       ============   ============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    5,667,732      4,700,738
                                       ============   ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                              CONDENSED FINANCIAL STATEMENTS.

                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                         CUMULATIVE
                                                                                            FROM
                                                                                          INCEPTION
                                                                                          (APRIL 11,
                                                           THREE MONTHS ENDED MARCH 31,     1996)
                                                           ---------------------------   TO MARCH 31,
                                                               2002           2001           2002
                                                           ------------   ------------   ------------
Cash flows from operating activities
  Net loss                                                 $(1,100,878)   $  (382,395)   $(7,305,609)
  Adjustments to reconcile net loss to net cash
  used by operating activities
  Depreciation and amortization                                  6,736          6,756         71,213
  Amortization of stock option cost                             35,000         35,000        280,000
  Contribution of officer's salary                                  --             --         80,000
  Issuance of common stock for services and compensation            --        164,250        313,700
  Other - net                                                       --             --         38,879
  Changes in assets and liabilities
  Prepaid and other                                             24,433          4,521          7,819
  Accounts payable                                                (173)        (5,024)        17,555
  Accrued expenses                                             (30,585)            --        192,415
                                                           ------------   ------------   ------------
    Net cash used by operating activities                   (1,065,467)      (176,892)    (6,304,028)
                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of subsidiaries                                       --             --       (131,096)
  Purchase of patent                                                --             --        (14,795)
  Capital expenditures                                              --             --        (15,420)
                                                           ------------   ------------   ------------
    Net cash used by investing activities                           --             --       (161,311)
                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes to shareholders                               --             --         73,000
  Proceeds from note receivable from shareholder                    --             --            150
  Payments on note payable to shareholder                           --             --         (3,000)
  Exercise of options and warrants                              46,314         54,029      2,047,213
  Issuance of preferred stock                                  710,238             --      3,850,839
  Issuance of common stock                                          --             --        915,200
  Dividends                                                         --             --         (5,051)
  Repurchase of common stock                                   (72,352)            --        (72,677)
                                                           ------------   ------------   ------------
    Net cash provided by financing activities                  684,200         54,029      6,805,674
                                                           ------------   ------------   ------------

Net increase (decrease) in cash                               (381,267)      (122,863)       340,335
CASH, BEGINNING OF PERIOD                                      721,602        173,230             --
                                                           ------------   ------------   ------------
CASH, END OF PERIOD                                        $   340,335    $    50,367    $   340,335
                                                           ============   ============   ============

                                                                                          (CONTINUED)

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                  CONDENSED FINANCIAL STATEMENTS.

                                                 5

                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                             (UNAUDITED)

                                                                                         CUMULATIVE
                                                                                            FROM
                                                                                          INCEPTION
                                                                                          (APRIL 11,
                                                           THREE MONTHS ENDED MARCH 31,     1996)
                                                           ---------------------------   TO MARCH 31,
                                                               2002           2001           2002
                                                           ------------   ------------   ------------
Non-cash investing and financing activities
Issuance of common stock for note receivable               $        --    $        --    $       150
Debt to equity conversion                                  $        --    $        --    $    77,000
Acquisiton of minority interest                            $        --    $        --    $    33,250
Preferred dividends accrued                                $    16,290    $        --    $    63,165
Sale of Tercero - elimination of goodwill                  $        --    $        --    $   (40,000)
Preferred dividends paid through issuance of common stock  $        --    $        --    $    37,196
Acquisition of Med Enclosures, LLC for Note Payable        $        --    $        --    $   250,000
Acquisition of patent paid by issuance of common stock     $        --    $        --    $   235,208
Settlement of lawsuit through issuance of common stock     $        --    $        --    $   200,000


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                  CONDENSED FINANCIAL STATEMENTS.

                                                 6

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.


2.    SHAREHOLDERS' EQUITY
--------------------------

      In Q 1 2002, the Company issued:

      79,802 shares of Series C preferred stock for net proceeds of $710,238.

      41,168 shares valued at $46,314 ($1.125 per share) of common stock upon the exercise of options.

      195,313 shares valued at $625,000 ($3.19 per share) of common stock upon the conversion of 71,429 shares of Series B preferred stock.

      33,333 shares were repurchased and retired.

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

         We have financed our activities to date through the sale of our securities. During 2001, we conducted the private placement sale of 113,715 shares of our Series B Preferred Stock, at a price of $8.75 per share, for the gross proceeds of $995,000. During 2001, we commenced a private placement offering of Series C Preferred Stock, at $8.90 per share, and sold 174,925 shares of Series C Preferred Stock through March 31, 2002 for the gross proceeds of $1,556,833. During 2001 and the three months ended March 31, 2002, we also received $413,663 and $46,314, respectively, of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of March 31, 2002, we had working capital of $352,925. In addition to our working capital on hand as of the date of this report, we believe that we will require, at least, an additional $1,000,000 of capital in order to fund our plan of operations over the next 12 months. We expect to fund our capital requirements over the next 12 months from the sale of our securities. However, we have no agreements or commitments concerning the sale of our securities and there can be no assurance we will be able to obtain sufficient additional capital through the sale of our securities as needed. The report of our independent accountants for the fiscal year ended December 31, 2001 states that due to the absence of operating revenues and our limited capital resources, there is doubt about our ability to continue as a going concern.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         During the quarter ended March 31, 2002, the Company issued 79,802 shares of its Series C Preferred Stock, at $8.90 per share, for the gross proceeds of $710,238. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

         During the quarter ended March 31, 2002, the Company issued 195,313 shares of its Common Stock upon the conversion 71,429 shares of its Series B Preferred Stock. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

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

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CPC of America, Inc.
                                      (Registrant)


Dated:  May 14, 2002                  By:    /s/ Rod A. Shipman
                                           -------------------------------------
                                            Rod A. Shipman,
                                            President and Chairman of the Board