Form 10QSB
period 2002-06-30
CPC OF AMERICA INC
filed 2002-08-19
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                  941-727-4370
                                  ------------
                           (Issuer's telephone number)


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

         As of August 16, 2002, the Company had 5,883,121 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.  Financial Statements


Unaudited Condensed Consolidated Balance Sheet at June 30, 2002................3

Unaudited Condensed Consolidated Statements of Operations for the
   three month and six month periods ended June 30, 2002 and 2001 and for the period from inception (April 11, 1996) to June 30, 2002.......4-5

Unaudited Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2002 and 2001
   and for the period from inception (April 11, 1996) to June 30, 2002.......6-7

Notes to Unaudited Condensed Consolidated Financial Statements.................8

                      CPC OF AMERICA, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                   Condensed Consolidated Financial Statements

                                  June 30, 2002

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   JUNE 30, 2002
                                                                   -------------
                                   ASSETS

CURRENT ASSETS

   Cash and equivalents                                             $ 1,357,702
   Other                                                                110,651
                                                                    ------------

     Total current assets                                             1,468,353

Patents and trademarks, net                                             205,027

Equipment, net                                                            4,407
                                                                    ------------

                                                                    $ 1,677,787
                                                                    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued dividend payable                                        $    41,349
    Accounts payable                                                     32,145
                                                                    ------------
    Total current liabilities                                            73,494
                                                                    ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      Series C, 359,780 shares issued and outstanding                       360
   Common stock, $.0005 par value, 20,000,000 shares authorized,
      5,883,121 shares issued and outstanding                             2,941
   Additional paid in capital - preferred                             4,833,643
   Additional paid in capital - common                                6,533,907
   Deficit accumulated during the development stage                  (9,766,558)
                                                                    ------------

      Total shareholders' equity                                      1,604,293
                                                                    ------------

                                                                    $ 1,677,787
                                                                    ============



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three months ended June 30,
                                                   -----------------------------
                                                       2002             2001
                                                   ------------     ------------

COSTS AND EXPENSES

  Research and development                         $   529,713      $   101,952

  General and administrative                            91,976          186,323

                                                   ------------     ------------
OPERATING LOSS                                        (621,689)        (288,275)

OTHER INCOME (EXPENSE)

  Interest income                                        1,397            1,018

  Interest expense                                          --               --
                                                   ------------     ------------

                                                         1,397            1,018
                                                   ------------     ------------

NET LOSS                                           $  (620,292)     $  (287,257)
                                                   ============     ============


BASIC AND DILUTED NET LOSS PER SHARE               $     (0.11)     $     (0.06)
                                                   ============     ============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                5,841,278        4,966,743
                                                   ============     ============




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.


                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                      Cumulative
                                          Six months ended June 30,  from inception
                                       --------------------------- (April 11, 1996) to
                                           2002           2001       June 30, 2002
                                       ------------   ------------   ------------
Costs and expenses

  Research and development             $ 1,433,785    $   174,733    $ 5,041,628

  General and administrative               290,633        497,150      2,929,458
                                       ------------   ------------   ------------

OPERATING LOSS                          (1,724,418)      (671,883)    (7,971,086)

OTHER INCOME (EXPENSE)

  Interest income                            3,248          2,231         53,019

  Interest expense                              --             --         (8,954)
                                       ------------   ------------   ------------

                                             3,248          2,231         44,065
                                       ------------   ------------   ------------

LOSS BEFORE MINORITY INTEREST           (1,721,170)      (669,652)    (7,927,021)

MINORITY INTEREST                               --             --          1,120
                                       ------------   ------------   ------------

NET LOSS                               $(1,721,170)   $  (669,652)   $(7,925,901)
                                       ============   ============   ============


BASIC AND DILUTED NET LOSS PER SHARE   $     (0.30)   $     (0.14)
                                       ============   ============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                    5,816,891      4,942,884
                                       ============   ============




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.


                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                          Cumulative
                                                            Six months ended June 30,   from inception
                                                           --------------------------- (April 11, 1996) to
                                                               2002           2001       June 30, 2002
                                                           ------------   ------------   ------------
Cash flows from operating activities
  Net loss                                                 $(1,721,170)   $  (669,652)   $(7,925,901)
  Adjustments to reconcile net loss to net cash
  used by operating activities
  Depreciation and amortization                                 13,475         13,513         77,954
  Amortization of stock option cost                             35,000         70,000        280,000
  Contribution of officer's salary                                  --             --         80,000
  Issuance of common stock for services and compensation            --        164,250        313,700
  Other - net                                                       --             --         38,879
  Changes in assets and liabilities
  Prepaid and other                                            (40,268)         4,442        (56,882)
  Accounts payable                                              14,902        (41,451)        32,628
  Accrued expenses                                                  --         31,250        223,000
                                                           ------------   ------------   ------------
    Net cash used by operating activities                   (1,698,061)      (427,648)    (6,936,622)
                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                             --             --       (131,096)
  Purchase of patent                                                --             --        (14,795)
  Capital expenditures                                              --             --        (15,420)
                                                           ------------   ------------   ------------
    Net cash used by investing activities                           --             --       (161,311)
                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes to shareholders                               --             --         73,000
  Proceeds from note receivable from shareholder                    --             --            150
  Payments on note payable to shareholder                           --             --         (3,000)
  Exercise of options and warrants                             104,324        114,744      2,105,223
  Issuance of preferred stock                                2,355,314        995,000      5,495,915
  Issuance of common stock                                                                   915,200
  Dividends                                                    (53,125)       (31,250)       (58,176)
  Repurchase of common stock                                   (72,352)            --        (72,677)
                                                           ------------   ------------   ------------
    Net cash provided by financing activities                2,334,161      1,078,494      8,455,635
                                                           ------------   ------------   ------------

Net increase in cash                                           636,100        650,846      1,357,702
CASH, BEGINNING OF PERIOD                                      721,602        173,230             --
                                                           ------------   ------------   ------------
CASH, END OF PERIOD                                        $ 1,357,702    $   824,076    $ 1,357,702
                                                           ============   ============   ============



                                                                                           (CONTINUED)


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.




                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (UNAUDITED)


                                                                                          Cumulative
                                                            Six months ended June 30,   from inception
                                                           --------------------------- (April 11, 1996) to
                                                               2002           2001       June 30, 2002
                                                           ------------   ------------   ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for note receivable                $       --     $       --     $      150
Debt to equity conversion                                   $       --     $       --     $   77,000
Acquisiton of minority interest                             $       --     $       --     $   33,250
Sale of Tercero - elimination of goodwill                   $       --     $       --     $  (40,000)
Preferred dividends accrued                                 $   47,599     $       --     $   94,474
Preferred dividends paid through issuance of common stock   $       --     $       --     $   37,196
Acquisition of Med Enclosures, LLC for Note Payable         $       --     $       --     $  250,000
Acquisition of patent paid by issuance of common stock      $       --     $       --     $  235,208
Settlement of lawsuit through issuance of common stock      $       --     $       --     $  200,000





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                                  7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

2.    SHAREHOLDERS' EQUITY
--------------------------

      The Company issued common shares in fiscal 2002 as follows:

      Q-1
      ---

      79,802 shares of Series C preferred stock for net proceeds of $710,238.

      41,168 shares valued at $46,314 ($1.125 per share) of common stock upon the exercise of options.

      195,313 shares valued at $625,000 ($3.19 per share) of common stock upon the conversion of 71,429 shares of Series B preferred stock.

      33,333 common shares were repurchased and retired.


2.    SHAREHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Q-2
      ---

      184,840 shares of Series C preferred stock for net proceeds of $1,645,000.

      51,565 shares valued at $58,011 ($1.125 per share) of common stock upon the exercise of options.

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

         We have financed our activities to date through the sale of our securities. During 2001, we conducted the private placement sale of 113,715 shares of our Series B Preferred Stock, at a price of $8.75 per share, for the gross proceeds of $995,000. During 2001, we commenced a private placement offering of Series C Preferred Stock, at $8.90 per share, and sold 359,780 shares of Series C Preferred Stock through June 30, 2002 for the gross proceeds of $3,201,930. During the six months ended June 30, 2001, and 2002, we received $114,744 and $104,324, respectively, of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of June 30, 2002, we had working capital of $1,394,859. In addition to our working capital on hand as of the date of this report, we believe that we will require, at least, an additional $1,000,000 of capital in order to fund our plan of operations over the next 12 months. We expect to fund our capital requirements over the next 12 months from the sale of our securities. However, we have no agreements or commitments concerning the sale of our securities and there can be no assurance we will be able to obtain sufficient additional capital through the sale of our securities as needed. The report of our independent accountants for the fiscal year ended December 31, 2001 states that due to the absence of operating revenues and our limited capital resources, there is doubt about our ability to continue as a going concern.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         During the quarter ended June 30, 2002, the Company issued 184,840 shares of its Series C Preferred Stock, at $8.90 per share, for the gross proceeds of $1,645,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

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


                                          CPC of America, Inc.
                                          (Registrant)


Dated:  August 19, 2002                   By: /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                                 and Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Rod A. Shipman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report of CPC of America, Inc. on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of CPC of America, Inc.



                                     By: /s/ Rod A. Shipman
                                         ---------------------------------------
                                         Rod A. Shipman, Chief Executive Officer


I, Rod A. Shipman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report of CPC of America, Inc. on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of CPC of America, Inc.



                                     By: /s/ Rod A. Shipman
                                         ---------------------------------------
                                         Rod A. Shipman, Chief Financial Officer