Form 10QSB
period 2002-09-30
CPC OF AMERICA INC
filed 2002-11-19
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

         As of November 12, 2002, the Company had 5,923,884 shares of its $.0005 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE(S)
                                                                         -------
ITEM 1.  Financial Statements


Unaudited Condensed Consolidated Balance Sheet at September 30, 2002...........3
Unaudited Condensed Consolidated Statements of Operations for the
   three month and nine month periods ended September 30, 2002 and 2001 and for the period from inception (April 11, 1996) to June 30, 2002.......4-5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001
   and for the period from inception (April 11, 1996) to September 30, 2002..6-7
Notes to Unaudited Condensed Consolidated Financial Statements.................8


                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    SEPTEMBER 30, 2002
                                                                    ------------------
                                 ASSETS
CURRENT ASSETS

   Cash and equivalents                                                $    631,935
   Other                                                                    203,977
                                                                       -------------

     Total current assets                                                   835,912

Patents and trademarks, net                                                 252,173

Equipment, net                                                                4,023
                                                                       -------------

                                                                       $  1,092,108
                                                                       =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                   $     43,165
    Accrued dividends payable                                                80,438
    Other accrued liabilities                                                14,794
                                                                       -------------
    Total current liabilities                                               138,397
                                                                       -------------

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      Series C, 359,780 shares issued and outstanding                           360
   Common stock, $.0005 par value, 20,000,000 shares authorized,
      5,873,884 shares issued and outstanding                                 2,936
   Additional paid in capital - preferred                                 4,833,643
   Additional paid in capital - common                                    6,651,610
   Deficit accumulated during the development stage                     (10,534,838)
                                                                       -------------

      Total shareholders' equity                                            953,711
                                                                       -------------

                                                                       $  1,092,108
                                                                       =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONDENSED FINANCIAL STATEMENTS.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                Three months ended September 30,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
Costs and expenses

  Research and development                      $   565,048        $   183,896

  General and administrative                        167,240            318,859

                                                ------------       ------------
OPERATING LOSS                                     (732,288)          (502,755)

OTHER INCOME (EXPENSE)

  Interest income                                     3,207              4,528

  Interest expense                                       --                 --
                                                ------------       ------------

                                                      3,207              4,528
                                                ------------       ------------

NET LOSS                                        $  (729,081)       $  (498,227)
                                                ============       ============


BASIC AND DILUTED NET LOSS PER SHARE            $     (0.12)       $     (0.10)
                                                ============       ============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                             5,883,767          5,058,828
                                                ============       ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONDENSED FINANCIAL STATEMENTS.


                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)

                           Condensed Consolidated Statements of Operations
                                             (Unaudited)


                                                                              CUMULATIVE
                                         Nine months ended September 30,    FROM INCEPTION
                                         -------------------------------  (APRIL 11, 1996) TO
                                              2002              2001       SEPTEMBER 30, 2002
                                          ------------      ------------      ------------
Costs and expenses

  Research and development                $ 1,998,833       $   358,629       $ 5,606,676

  General and administrative                  457,873           816,008         3,096,698
                                          ------------      ------------      ------------

OPERATING LOSS                             (2,456,706)       (1,174,637)       (8,703,374)

OTHER INCOME (EXPENSE)

  Interest income                               6,584             6,758            56,355

  Interest expense                               (129)               --            (9,083)
                                          ------------      ------------      ------------

                                                6,455             6,758            47,272
                                          ------------      ------------      ------------

LOSS BEFORE MINORITY INTEREST              (2,450,251)       (1,167,879)       (8,656,102)

MINORITY INTEREST                                  --                --             1,120
                                          ------------      ------------      ------------

NET LOSS                                  $(2,450,251)      $(1,167,879)      $(8,654,982)
                                          ============      ============      ============


BASIC AND DILUTED NET LOSS PER SHARE      $     (0.42)      $     (0.24)
                                          ============      ============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                       5,839,049         4,968,751
                                          ============      ============


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                              OF THESE CONDENSED FINANCIAL STATEMENTS.


                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                                    CUMULATIVE
                                                                                                  FROM INCEPTION
                                                              NINE MONTHS ENDED SEPTEMBER 30,    (APRIL 11, 1996)
                                                              ------------------------------     TO SEPTEMBER 30,
                                                                  2002              2001               2002
                                                              ------------      ------------      ------------
Cash flows from operating activities
  Net loss                                                    $(2,450,251)      $(1,167,879)      $(8,654,982)
  Adjustments to reconcile net loss to net cash
  used by operating activities
  Depreciation and amortization                                    20,213            20,268            84,692
  Amortization of stock option cost                                35,000           105,000           280,000
  Contribution of officer's salary                                     --                --            80,000
  Issuance of common stock for services and compensation               --           255,500           313,700
  Other - net                                                          --                --            38,879
  Changes in assets and liabilities
  Prepaid and other                                              (133,594)            6,029          (150,208)
  Accounts payable                                                 27,522           (59,261)           45,250
  Accrued expenses                                                 13,084            31,250           236,082
                                                              ------------      ------------      ------------
    Net cash used by operating activities                      (2,488,026)         (809,093)       (7,726,587)
                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                --                --          (131,096)
  Purchase of patent                                                   --                --           (14,795)
  Capital expenditures                                                 --                --           (15,420)
                                                              ------------      ------------      ------------
    Net cash used by investing activities                              --                --          (161,311)
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes to shareholders                                  --                --            73,000
  Proceeds from note receivable from shareholder                       --                --               150
  Payments on note payable to shareholder                              --                --            (3,000)
  Exercise of options and warrants                                170,433           343,414         2,171,332
  Issuance of preferred stock                                   2,355,372           995,000         5,495,973
  Issuance of common stock                                             --                --           915,200
  Dividends                                                       (53,125)          (35,007)          (58,176)
  Retirement of common stock                                      (74,321)               --           (74,646)
                                                              ------------      ------------      ------------
    Net cash provided by financing activities                   2,398,359         1,303,407         8,519,833
                                                              ------------      ------------      ------------

Net increase in cash                                              (89,667)          494,314           631,935
CASH, BEGINNING OF PERIOD                                         721,602           173,230                --
                                                              ------------      ------------      ------------
CASH, END OF PERIOD                                           $   631,935       $   667,544       $   631,935
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

                                                                                                   (CONTINUED)

                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                   OF THESE CONDENSED FINANCIAL STATEMENTS.


                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)



                                                                                                  CUMULATIVE
                                                                                                FROM INCEPTION
                                                             NINE MONTHS ENDED SEPTEMBER 30,    (APRIL 11, 1996)
                                                               ---------------------------      TO SEPTEMBER 30,
                                                                   2002            2001               2002
                                                               ------------   ------------      ---------------
Non-cash investing and financing activities
Issuance of common stock for note receivable                   $      --      $      --          $     150
Debt to equity conversion                                      $      --      $  75,000          $  77,000
Acquisiton of minority interest                                $      --      $      --          $  33,250
Sale of Tercero - elimination of goodwill                      $      --      $      --          $ (40,000)
Preferred dividends accrued                                    $  80,438      $      --          $ 127,313
Preferred dividends paid through issuance of common stock      $      --      $   1,563          $  37,196
Acquisition of Med Enclosures, LLC for Note Payable            $      --      $      --          $ 250,000
Acquisition of patent paid by issuance of common stock         $  53,500      $      --          $ 235,208
Settlement of lawsuit through issuance of common stock         $      --      $      --          $ 200,000



                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                   OF THESE CONDENSED FINANCIAL STATEMENTS.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

      On October 7, 2002, the Company formed a corporation, Med Close Corp, to be a wholly-owned subsidiary.

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

2.    SHAREHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Q-2
      ---

      184,840 shares of Series C preferred stock for net proceeds of $1,645,000.

      51,565 shares valued at $58,011 ($1.125 per share) of common stock upon the exercise of options.

      Q-3
      ---

      58,763 shares valued at $66,108 ($1.125 per share) of common stock upon the exercise of options.

      78,000 common shares were retired ($.252 per share)

      10,000 shares valued at $53,500 ($5.35 per share, market price on the date of the transaction) were issued to purchase an additional 7% interest in Med Enclosures, LLC.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General
-------

         To date, our activities have included the market analysis and development of our counterpulsation units, the acquisition of our controlling interest in Med Enclosure, LLC and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000 and a mobile version known as the CPCA 2000M. Both units have been submitted for approval by the U.S. Food and Drug Administration. We have also acquired a 80.3% interest in Med Enclosure, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". We have completed one hundred (100) product prototype of the MedClose and commenced animal studies of the product. Our outside consultant, BIOMED Research, Inc., has received FDA approval of its testing protocols and procedures. We intend to commence revenue producing operations subject to FDA approval of either the counterpulsation units or MedClose.

         We have financed our activities to date through the sale of our securities. During 2001, we conducted the private placement sale of 113,715 shares of our Series B Preferred Stock, at a price of $8.75 per share, for the gross proceeds of $995,000. During 2001, we commenced a private placement offering of Series C Preferred Stock, at $8.90 per share, and sold 359,780 shares of Series C Preferred Stock through June 30, 2002 for the gross proceeds of $3,201,930. During 2001 and the nine months ended September 30, 2002, we also received $343,414 and $170,433, respectively, of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of September 30, 2002, we had working capital of $697,515. In addition to our working capital on hand as of the date of this report, we believe that we will require, at least, an additional $2,000,000 of capital in order to fund our plan of operations over the next 12 months. We expect to fund our capital requirements over the next 12 months from the sale of our securities. However, we have no agreements or commitments concerning the sale of our securities and there can be no assurance we will be able to obtain sufficient additional capital through the sale of our securities as needed. The report of our independent accountants for the fiscal year ended December 31, 2001 states that due to the absence of operating revenues and our limited capital resources, there is doubt about our ability to continue as a going concern.

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

ITEM 3.  Controls And Procedures

         During the 90-day period prior to the filing date of this report, management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         In August 2002, the Company settled the civil action brought by Nancy Lee, a former consultant to the Company, in the U.S. District Court for the District of New York. Under the terms of the settlement agreement, the parties exchanged certain consideration including each party's mutual general releases of all claims against the other.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         During the quarter ended September 30, 2002, the Company issued 10,000 shares of its common stock to Gene Myers Enterprises, Inc. in exchange for a seven percent (7%) membership interest in Med Enclosure, LLC. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

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

         Inapplicable.

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Index to Exhibits
                  -----------------

                  Exhibit 10.17 Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the CPC of America, Inc.

                  Exhibit 10.18 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and CTM Group, Inc.

                  Exhibit 10.19 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and Rod A. Shipman

                  Exhibit 10.20     Royalty Agreement is entered into as
                                    of October 29, 2002 by and between MED Close
                                    Corp. and CTM Group, Inc.

                  Exhibit 10.21     Royalty Agreement is entered into as
                                    of October 29, 2002 by and between MED Close
                                    Corp. and Rod A. Shipman

                  Exhibit 10.22 Agreement dated as of October 29, 2002 between Med Close Corp., a Nevada corporation, and Med Enclosure, LLC, a Nevada limited liability company

                  Exhibit 99        Section 906 Certification

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CPC of America, Inc.
                                       (Registrant)


Dated:  November 18, 2002              By:   /s/ Rod A. Shipman
                                            ------------------------------------
                                             Rod A. Shipman,
                                             President, Chief Executive Officer
                                              and Chief Financial Officer

                                 CERTIFICATIONS

I, Rod A. Shipman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CPC of America, Inc. ("registrant"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

  /s/ Rod A. Shipman
-----------------------
Rod A. Shipman
Chief Financial Officer

                                 CERTIFICATIONS

I, Rod A. Shipman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CPC of America, Inc. ("registrant"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

  /s/ Rod A. Shipman
  ------------------
Rod A. Shipman
Chief Executive Officer