Form 10KSB
period 2002-12-31
CPC OF AMERICA INC
filed 2003-03-31
CIK 1042728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-24053


                              CPC OF AMERICA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


   Nevada                                        11-3320709
 ------------------------------------------   ----------------------------------
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


   6336 17th Street Circle East
   Sarasota, Florida                             34243
 ------------------------------------------   ----------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 727-4370
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH
   TO BE SO REGISTERED                           EACH CLASS IS TO BE REGISTERED

 ------------------------------------------   ----------------------------------
   None                                          N/A



SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         Common Stock, $.0005 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 26, 2003 was approximately $29,272,620.

The number of shares of the Common Stock outstanding as of March 26, 2003 was 5,626,582.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, CPCA 2000, INC., A NEVADA CORPORATION, HEARTMED, INC., A NEVADA CORPORATION, AND MED CLOSE CORP., A NEVADA CORPORATION, AND OUR MAJORITY-OWNED SUBSIDIARY, MED ENCLOSURE, LLC, A NEVADA LIMITED LIABILITY COMPANY.

Business Development
--------------------

         CPC of America, Inc. was formed under the laws of the State of Nevada on April 11, 1996 to develop and acquire cardiology medical devices, therapeutic devices and disposable products. To date, we have completed the development of an external counterpulsation device for the treatment of coronary artery disease known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. In addition, we have acquired a controlling interest in Med Enclosure, LLC, a development stage company engaged in the business of developing a patented internal puncture closing device and technique known as "MedClose." As of the date of this report, we have not commenced revenue producing operations. Our operations to date have consisted of the design and development of our counterpulsation units and MedClose, and the raising of capital.

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

         In April 2000, we commenced a private placement of shares of our Series B Preferred Stock, at a price of $8.75 per share, pursuant to Rule 506 under the 1933 Act. Each share of Series B Preferred Stock was initially convertible into Common Stock at a conversion price of $8.75 per share; however, as required pursuant to the terms of the subscription agreement, on June 30, 2001, the conversion price was adjusted to $3.20 per share, such amount representing the LOWER of (i) seventy-five percent (75%) of the average last ask price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.56 per share. The Series B Preferred Stock has no voting rights. In addition, the holders of the shares of Series B Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. Proceeds from the sale of the shares were applied towards working capital and the research and development of our two cardiology products. During 2000 and 2001, a total of 185,144 shares of Series B Preferred Stock were issued for proceeds of $1,620,010. During 2001, 113,715 shares of Series B Preferred Stock were converted into a total of 314,037 shares of Common Stock, including shares issued in payment of the 5% dividend. In March 2002, the remaining 71,429 shares of Series B Preferred Stock were converted into 195,313 shares of Common Stock.

         In October 2001, we commenced a private placement of shares of our Series C Preferred Stock, at a price of $8.90 per share, pursuant to Rule 506 under the 1933 Act. Each share of Series C Preferred Stock was initially convertible into Common Stock at a conversion price of $8.90 per share; however, as required pursuant to the terms of the subscription agreement, on June 30, 2002 the conversion price was adjusted to $3.57 per share, such amount representing the LOWER of (i) seventy-five percent (75%) of the average last ask price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.68 per share. The Series C Preferred Stock has no voting rights. In addition, the holders of the shares of Series C Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. During 2002, we sold a total of 264,657 shares of Series C Preferred Stock for the gross proceeds of $2,355,359. During the fourth quarter of 2002, 18,576 shares of Series C Preferred Stock were converted into 46,314 shares of Common Stock, including shares issued in payment of the 5% dividend. We applied the proceeds from the sale of the shares towards working capital and the research and development of our cardiology products.

         In November 2002, we commenced a private placement of shares of our Series D Preferred Stock, at a price of $9.15 per share, pursuant to Rule 506 under the 1933 Act. Each share of Series D Preferred Stock is convertible into Common Stock at an initial conversion price of $9.15 per share; however, on June 30, 2003 the conversion price will be adjusted to an amount representing the lower of (i) seventy-five percent (75%) of the average last ask price of the Common Stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.86 per share. The Series D Preferred Stock has no voting rights. In addition, the holders of the shares of Series D Preferred Stock are entitled to an annual dividend of 5%, payable in either cash or shares of Common Stock. During 2002, we sold a total of 110,627 shares of Series D Preferred Stock to 26 accredited investors for the gross proceeds of $1,012,250. During the first quarter of 2003, we sold an additional 124,590 shares of Series D Preferred Stock to 16 accredited investors for the gross proceeds of $1,140,000. We applied the proceeds from the sale of the shares towards working capital and the research and development of our cardiology products.

         In November 1999, we acquired a 73.3% interest in Med Enclosure, LLC, a limited liability company organized under the laws of the State of Nevada. Pursuant to the terms of an Operating Agreement dated November 5, 1999, we received a 73.3% interest in Med Enclosure in exchange for our promissory note in the original principal amount of $250,000. On April 25, 2000, we retired the note in full by paying $255,208 to Med Enclosure. In September 2002, we entered into a purchase agreement with the minority owner of Med Enclosure pursuant to which we acquired from the minority owner an additional 7% membership interest in Med Enclosure in exchange for our issuance of 10,000 shares of our Common Stock. In October 2002, we organized Med Close Corp., a wholly-owned Nevada corporation, for purposes of conducting the development and commercialization of non-cardiac applications of the Med Close technology.

         Our executive offices are located at 6336 17th Street Circle East, Sarasota, Florida 34243; telephone number (941) 727-4370.


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

         Our first product, the CPCA 2000 counterpulsation unit, is a non-invasive, atraumatic and non-toxic method of treating certain coronary disease states. We have completed the development of the CPCA 2000 and, in March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. MedClose is an internal puncture closure device and technique that utilizes a human glue deployment to close puncture wounds following surgery. MedClose is in the development stage and has not been approved for sale by the FDA. As of the date of this report, we have not commenced revenue producing operations.

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

COUNTERPULSATION TECHNOLOGY: "CPCA 2000"

         We are the developers and owners of a counterpulsation device under the name CPCA 2000. Counterpulsation involves the rhythmic inflation and deflation of sets of balloons or cuffs wrapped around the muscles of the calves, thighs and buttocks. Inflation and deflation occurs in a sequential manner, progressing from the calves to the lower and upper thighs and then to the buttocks. The sequence of cuff inflation and deflation compresses the vascular beds and is timed to the beating of the patient's own heart through synchronization with the patient's electrocardiogram. Cuffs inflate sequentially and rapidly at the onset of diastole to prevent blood from being trapped in vascular beds. Cuffs deflate just before the heart squeezes, reducing the pressure against which the heart must pump and allowing the heart to eject blood more efficiently and completely. Counterpulsation is designed to increase the ease of work during the contraction phase and to increase blood flow during the relaxation phase of the cardiac cycle. Counterpulsation is significantly less invasive than angioplasty, artery bypass surgery and cardiac catheterization and is designed to reduce the need for these more invasive, complicated and costly procedures.

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

         We have completed the development of the CPCA 2000 and, in March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. As of the date of this report, we are analyzing the potential for the sale of CPCA 2000, Inc., our subsidiary that owns and operates our counterpulsation technologies and products. Pending the outcome of divestiture analysis, we intend to postpone the deployment of resources towards the manufacturing and marketing of the CPCA 2000.

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

         We have engaged Biomed Research, Inc., a medical device design and testing firm located in Lutz, Florida, to conduct the development and testing of the MedClose. As of the date of this report, Biomed has completed the development of a product prototype and in March 2003 successfully concluded animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take two years from the date of this report.

         On November 22, 1999, we formed Med Enclosures, LLC, as a Nevada limited liability company, with Gene Myers Enterprises, Inc. We initially received a 73.3% interest in Med Enclosures for a $250,000 promissory note, which was retired in April 2000. Gene Myers Enterprises, Inc. contributed two patents it had developed. Med Enclosures acquired a third patent from Gene Myers Enterprises, Inc. in 2000. In September 2002, we entered into a purchase agreement with Gene Myers Enterprises, Inc. pursuant to which we acquired from

Gene Myers Enterprises, Inc. an additional 7% membership interest in Med Enclosure in exchange for our issuance of 10,000 shares of our Common Stock.

         In October 2002, we organized Med Close Corp., a wholly-owned Nevada corporation, for purposes of conducting the development and commercialization of non-cardiac applications of the Med Close technology. Pursuant to a Technology License Agreement dated October 29, 2002 between Med Enclosures and Med Close, Med Enclosures granted Med Close exclusive worldwide rights to the Med Enclosures technology and patents for all non-cardiac applications. Med Close paid to Med Enclosures $100,000 upon execution of the license agreement and has agreed to pay Med Enclosures a royalty in the amount of four percent (4%) on all net sales of Med Close products that incorporate the licensed technology or patents.

MARKETING AND DISTRIBUTION

         COUNTERPULSATION TECHNOLOGY "CPCA 2000"

         As of the date of this report, we are analyzing the potential for the sale of CPCA 2000, Inc., our subsidiary that owns and operates our counterpulsation technologies and products. Pending the outcome of divestiture analysis, we intend to postpone the deployment of resources towards the manufacturing and marketing of the CPCA 2000. However, our previously defined marketing strategy called for us to sell the CPCA 2000 counterpulsation units to physicians, clinics and hospitals, with us receiving revenues from the proceeds of the sale as well as from service fees and licensing fees. We would intend to market the CPCA 2000 both directly and through third party distributors. We currently do not have any distributor agreements in place. We anticipate that such a marketing strategy would require approximately additional 10 full-time employees to conduct direct sales, marketing and distribution efforts.

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

GOVERNMENT REGULATION AND SUPERVISION

         FDA APPROVAL PROCESS

         Clinical testing, manufacture and sale of the CPCA 2000 and MedClose are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies. Pursuant to the federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. Under the Medical Device Act of 1976, the FDA places medical devices into one of three classes called Class I, II, or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject only to general controls, including labeling, premarket notification and adherence to good manufacturing practices. Class II devices are subject to general controls and performance standards established by the FDA, including postmarket surveillance, patient registries and FDA guidelines. Class III devices must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices generally include life-sustaining, life-supporting and implantable devices, or new devices which have been found to be substantially equivalent to devices currently on the market. Both the CPCA 2000 and MedClose are considered by the FDA to be Class III devices.

         Before a Class III medical device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a "510(k) premarket notification" or through a premarket approval application. Although Class III devices normally require FDA clearance through the premarket approval process, we were able to obtain FDA premarket approval for our CPCA 2000 as a Class III medical device in March 2003. We believe that we will be able to receive FDA clearance pursuant to a 510(k) premarket notification for MedClose as well. Because puncture closure devices are already on the market, newer versions, similar to the MedClose, have been permitted to be marketed pursuant to the 510(k) premarket notification procedure. However, there is no assurance that we will be eligible to utilize the 510(k) premarket notification process in the future or that the FDA will not in the future require us to submit a premarket application, which would be a more costly, lengthy and uncertain approval process.

         Generally, 510(k) premarket notification clearance will be granted if the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a preamendment Class III medical device for which the FDA has not called for premarket approval applications. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past, for example, by more frequently requiring clinical data. It generally can take from 12 to 36 months or longer from submission of the product to obtain 510(k) premarket clearance. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional data is needed before a substantial equivalence determination can be made. A determination that a device is not substantially equivalent to a device already on the market, or a request for additional data, would delay the market introduction of our products and could have a material adverse effect on our business, financial condition and results of operations. For any of our devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that we will obtain 510(k) premarket clearance within the above time frames, if at all, for MedClose or any other device for which we may file a 510(k).

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

         THIRD-PARTY COVERAGE

         The commercial success of the CPCA 2000 is also dependent upon positive coverage policies by the Health Care Financing Administration, which administers the Medicare program, as well as by other third-party payors. In February 1999, the HCFA extended Medicare coverage to external counterpulsation treatment for patients with disabling angina who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions. In November 1999, the Health Care Financing Administration created a new code to describe external counterpulsation technology. This new code, HCPCS code G0166, is specific to Medicare beneficiaries and went into effect on January 1, 2000 for angina patients being treated by the counterpulsation. The allowable charge under this HCPCS code for 35 one-hour treatments is $7,274. Certain patients may require additional services, such as evaluation and management, which may be billed separately. We expect third-party insurance companies to follow the lead of Medicare and to adopt similar coverage policies for counterpulsation treatment. Failure by these third-party payors to adopt coverage policies similar to Medicare's, or the elimination of coverage entirely for counterpulsation treatment, would seriously impact the demand for our counterpulsation units.

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

COMPETITION

         COUNTERPULSATION TECHNOLOGY "CPCA 2000"

         At present, we are aware of four other companies that are currently producing and marketing counterpulsation device similar to the CPCA 2000:
Vasomedical, Inc., Cardiomedics, Inc., Cardio-Vascular Electronics, Inc. and NYCOR, Inc. We are also aware of three other companies that have received FDA clearance to market counterpulsation devices: Solo Medical Devices, LLC, Living Data Technology Corporation and Shanghai First People Hospital. Some of these companies have already begun to market their counterpulsation units in the U.S. and, accordingly, have already obtained some level of market acceptance. We believe that these competitors have only a limited presence in the market and that the market in general for counterpulsation devices is largely untapped. There can be no assurance, however, that we will be able to compete initially or on a continual basis with companies that are currently marketing counterpulsation devices or those that presently seek to enter into the counterpulsation device market.

         We estimate that counterpulsation therapy is presently used to treat only a small percentage of all patients with coronary artery diseases. Accordingly, we anticipate that the CPCA 2000 will indirectly compete with more mainstream cardiology treatment techniques, such as angiography, coronary angioplasty, coronary artery bypass surgery and medication. While counterpulsation does not replace the need for these services in all cases, a percentage of coronary artery disease patients can be successfully treated using counterpulsation as an alternative to invasive procedures.

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

PATENTS AND TRADEMARKS

         In September 2002, we received a patent from the U.S. Patent and Trademark Office on our CPCA 2000 counterpulsation unit. At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have already received a trademark on the name "CPCA 2000." In addition, our subsidiary, Med Enclosure, LLC, holds three patents from the USPTO for the MedClose device and procedure and we have applied for a trademark for the name MedClose. Our ability to compete successfully depends, in part, on our ability to protect the proprietary technology contained in our products. We will rely upon a combination of patent, trade secret and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in our counterpulsation devices and other technology, as well as our trade names and other similar property. We also intend to enter into confidentiality agreements with our employees, manufacturers, distributors, customers and suppliers, and will limit access to and distribution of our proprietary information. If and when implemented, these measures will only afford us limited protection, as there can be no assurance that any steps taken by us to protect these proprietary rights will be adequate to prevent misappropriation of our technology or the independent development by others of similar technology. In addition, although we believe that there currently are no infringement claims against us and no grounds for the assertion of such claims, the cost of responding to any claim could be significant.

RESEARCH AND DEVELOPMENT

         Since inception through December 31, 2002, our research and development expenses have amounted to approximately $6,541,573, including $2,933,730 spent on research and development in 2002. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services. We acquired the technology for MedClose in the 73.3% acquisition of Med Enclosure, LLC in November 1999.

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

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the company nor our property are subject to any pending legal proceedings, other than routine litigation incidental to our business

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information
------------------

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "CPCF" since February 18, 1998. Set forth below are high and low closing prices for the Company's Common Stock for each quarter during the two fiscal years ended December 31, 2002. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.


         QUARTER ENDED                                         HIGH     LOW
         -------------                                         ----     ---

         March 31, 2001                                       $ 4.44   $2.19
         June 30 , 2001                                       $ 4.60   $2.26
         September 30, 2001                                   $ 4.07   $2.85
         December 31, 2001                                    $ 7.30   $2.50

         March 31, 2002                                       $ 6.80   $5.70
         June 30 , 2002                                       $ 6.17   $3.70
         September 30, 2002                                   $ 5.43   $3.45
         December 31, 2002                                    $ 8.55   $5.00


Holders
-------

         As of March 26, 2003, there were 76 record holders and approximately 560 beneficial owners of our Common Stock.

Dividends
---------

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our Certificate of Designations, holders of shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of Common Stock. During 2002, we paid $53,125 of cash dividends on the shares of Series B Preferred Stock.

Sales of Unregistered Securities
--------------------------------

         During the fiscal year ended December 31, 2002, we sold unregistered shares of our securities in the following transactions:

         During 2002, we issued 195,313 shares of Common Stock upon the conversion of 71,429 outstanding shares of Series B Preferred Stock. The common shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

         During 2002, we issued 10,000 shares of Common Stock to Gene Myers Enterprises, Inc., the minority member of Med Enclosures, LLC, in exchange for a seven percent (7%) membership interest in Med Enclosures. The shares were issued pursuant to Section 4(2) of the Act. There was no underwriter involved in this issuance.

         During 2002, we sold 264,657 shares of Series C Preferred Stock to 18 accredited investors for gross proceeds of $2,355,359. The shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance. During 2002, 18,576 shares of the Series C Preferred Stock were converted into a total of 46,314 common shares.

         During 2002, we sold 110,627 shares of Series D Preferred Stock to 26 accredited investors for gross proceeds of $1,012,250. The shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

Equity Compensation Plans
-------------------------

         The following table sets forth certain information as of December 31, 2002 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon          Weighted- Average             Number of Common
                                Exercise of Outstanding          Exercise Price of             Shares Remaining
      Plan Category                     Options                 Outstanding Options         Available for Issuance
--------------------------     --------------------------     -------------------------     ------------------------

Equity compensation plan              1,727,191                       $1.52                       3,175,534
approved by shareholders

Equity compensation plan              4,000,000                       $2.50                          -0-
not approved by
shareholders (1)

------------------------
(1) Represents shares of common stock issuable to Rod Shipman and CTM Consulting Group, Inc. pursuant to an employment agreement and consulting agreement, respectively, entered into with CPC of America, Inc.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

         To date, our activities have included the market analysis and development of our counterpulsation units, the acquisition of our controlling interest in Med Enclosures, LLC and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. We have also acquired a 80.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose".

         We have not commenced revenue producing operations. As of the date of this report, we are analyzing the potential for the sale of CPCA 2000, Inc., our subsidiary that owns and operates our counterpulsation technologies and products. We expect to commence revenue producing operations subject to FDA approval of MedClose or our decision to move forward with the manufacture and sale of the CPCA 2000. We do not expect to purchase or sell plant or significant equipment during 2003, nor do we expect a significant change in the number of our employees during the year.

         We have financed our activities to date through the sale of our securities. During 2002, we conducted the private placement sale of 264,657 shares of our Series C Preferred Stock, at a price of $8.90 per share, and 110,627 shares of our Series D Preferred Stock, at a price of $9.15 per share, for the total gross proceeds of $3,367,609. During 2002, we also received $317,790 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of December 31, 2002, we had working capital of $903,303. Between January 1, 2003 and March 28, 2003, we received an additional $1,140,000 of capital from the sale of 124,590 shares of Series D Preferred Stock. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months. We intend to pursue additional capital over the next 12 months from the sale of our securities. However, we have no agreements or commitments concerning the sale of our securities and there can be no assurance we will be able to obtain sufficient additional capital through the sale of our securities as needed.

Controls and Procedures
-----------------------

         During the 90-day period prior to the filing date of this report, management, including the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.......................................F-1
Consolidated Balance Sheet at December 31, 2002..........................................F-2
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 and cumulative from inception (April 11, 1996) to December 31, 2002....................F-3
Consolidated Statements of Shareholders' Equity (Deficit)
  from inception (April 11, 1996) to December 31, 2002...................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and cumulative from inception (April 11, 1996) to December 31, 2002....................F-6
Notes to Consolidated Financial Statements...............................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheet of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2002 and for the period from inception (April 11, 1996) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. and subsidiaries as of December 31, 2002, and the results of their consolidated operations and cash flows for each of the years in the two year period ended December 31, 2002 and for the period from inception (April 11, 1996) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                             CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 11, 2003

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheet


                                                                    DECEMBER 31,
                                                                        2002
                                                                    -------------
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                             $    961,507
   Prepaid expenses                                                      107,487
                                                                    -------------

      TOTAL CURRENT ASSETS                                             1,068,994

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $13,878                        530

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $61,421                      240,407

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $2,492                       3,740
                                                                    -------------
                                                                    $  1,313,671
                                                                    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $     21,960
   Accrued expenses                                                       16,008
   Accrued dividends payable                                             127,723
                                                                    -------------
      TOTAL CURRENT LIABILITIES                                          165,691
                                                                    -------------

LONG TERM SETTLEMENT PAYABLE                                             200,000

COMMITMENTS AND CONTINGENCIES                                                 --

SHAREHOLDERS' EQUITY
   Preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series C -  341,204 shares issued and outstanding                      341
      Series D -  110,627 shares issued and outstanding                      111
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      5,626,582 shares issued and outstanding                              2,812
   Additional paid-in capital - preferred                              6,017,938
   Additional paid-in capital - common                                 6,966,327
   Deficit accumulated during the development stage                  (12,039,549)
                                                                    -------------
      TOTAL SHAREHOLDERS' EQUITY                                         947,980
                                                                    -------------
                                                                    $  1,313,671
                                                                    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Operations
                                                                          CUMULATIVE
                                                                        FROM INCEPTION
                                            Year ended December 31,    (APRIL 11, 1996)
                                           --------------------------   TO DECEMBER 31,
                                               2002          2001            2002
                                           ------------  ------------     ------------
Costs and expenses:

  Research and development                 $ 2,933,730   $   888,924      $ 6,541,573

  General and administrative                   535,531     1,089,128        3,174,356
                                           ------------  ------------     ------------

OPERATING LOSS                               3,469,261     1,978,052        9,715,929
                                           ------------  ------------     ------------

OTHER INCOME (EXPENSE):

  Interest expense                                  --           (12)          (8,954)

  Interest income                                8,687         9,593           58,458
                                           ------------  ------------     ------------

                                                 8,687         9,581           49,504
                                           ------------  ------------     ------------

LOSS BEFORE MINORITY INTEREST                3,460,574     1,968,471        9,666,425

MINORITY INTEREST                                   --            --            1,120
                                           ------------  ------------     ------------

NET LOSS                                   $ 3,460,574   $ 1,968,471      $ 9,665,305
                                           ============  ============     ============


BASIC AND DILUTED NET LOSS PER SHARE       $     (0.81)  $     (0.52)
                                           ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING               5,768,032     5,114,133
                                           ============  ============


 The accompanying notes are an integral part of these consolidated financial statements.

                                      F-3

                                          CPC OF AMERICA, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)

                                Consolidated Statements of Shareholders' Equity (Deficit)
                                  From inception (April 11, 1996) to December 31, 2002


                                                                            PREFERRED STOCK
                                            ------------------------------------------------------------------------------
                                                 SERIES A            SERIES B            SERIES C            SERIES D
                                            ------------------  ------------------  ------------------  ------------------
                                             NUMBER               NUMBER             NUMBER              NUMBER
                                            OF SHARES   TOTAL   OF SHARES   TOTAL   OF SHARES   TOTAL   OF SHARES   TOTAL
                                            ---------  -------  ---------  -------  ---------  -------  ---------  -------
Initial capitalization                            --   $   --         --   $   --         --   $   --         --   $   --
Issuance of common stock for a note               --       --         --       --         --       --         --       --
Issuance of common stock for cash                 --       --         --       --         --       --         --       --
Issuance of common stock for services             --       --         --       --         --       --         --       --
Net loss for 1996                                 --       --         --       --         --       --         --       --
                                            ---------  -------  ---------  -------  ---------  -------  ---------  -------
 BALANCE, DECEMBER 31, 1996                       --       --         --       --         --       --         --       --
Exercise of options                               --       --         --       --         --       --         --       --
Issuance of common stock for cash and
    conversion of note payable ($77,000)          --       --         --       --         --       --         --       --
Payment of note receivable
Net loss for 1997                                 --       --         --       --         --       --         --       --
                                            ---------  -------  ---------  -------  ---------  -------  ---------  -------
 BALANCE, DECEMBER 31, 1997                       --       --         --       --         --       --         --       --
Exercise of options                               --       --         --       --         --       --         --       --
Issuance of common stock for cash                 --       --         --       --         --       --         --       --
Issuance of preferred stock for cash           8,824        9         --       --         --       --         --       --
Valuation of beneficial conversion                --       --         --       --         --       --         --       --
    feature on Series A Preferred                 --       --         --       --         --       --         --       --
Contribution of officer's salary                  --       --         --       --         --       --         --       --
Net loss for 1998                                 --       --         --       --         --       --         --       --
                                            ---------  -------  ---------  -------  ---------  -------  ---------  -------
 BALANCE, DECEMBER 31, 1998                    8,824        9         --       --         --       --         --       --
Exercise of warrants                              --       --         --       --         --       --         --       --
Exercise of options                               --       --         --       --         --       --         --       --
Issuance of preferred stock for cash          70,469       70         --       --         --       --         --       --
Preferred stock dividend                          --       --         --       --         --       --         --       --
Valuation of beneficial conversion
    feature on Series A Preferred                 --       --         --       --         --       --         --       --
Repurchase of common shares                       --       --         --       --         --       --         --       --
Net loss for 1999                                 --       --         --       --         --       --         --       --
                                            ---------  -------  ---------  -------  ---------  -------  ---------  -------
 BALANCE, DECEMBER 31, 1999                   79,293   $   79         --   $   --         --   $   --         --   $   --
Exercise of warrants                              --       --         --       --         --       --         --       --
Exercise of options                               --       --         --       --         --       --         --       --
Issuance of preferred stock for cash              --       --     71,429       71         --       --         --       --
Valuation of beneficial conversion
    feature on Series B Preferred                 --       --         --       --         --       --         --       --
Conversion of Series A Preferred                  --       --         --       --         --       --         --       --
    into common shares                       (70,469)     (70)        --       --         --       --         --       --
Beneficial conversion feature on                  --       --         --       --         --       --         --       --
    Series  A Preferred shares                    --       --         --       --         --       --         --       --
Settlement of lawsuit                             --       --         --       --         --       --         --       --
Purchase of patent                                --       --         --       --         --       --         --       --
Stock option costs                                --       --         --       --         --       --         --       --
Amortization of stock option costs                --       --         --       --         --       --         --       --
Cancellation of common shares                     --       --         --       --         --       --         --       --
Net loss for 2000                                 --       --         --       --         --       --         --       --
                                            ---------  -------  ---------  -------  ---------  -------  ---------  -------
 BALANCE, DECEMBER 31, 2000                    8,824        9     71,429       71         --       --         --       --
                                                                                                                (CONTINUED)


                                                COMMON STOCK                    Additional   Additional   Accumulated       Net
                                          ------------------------    Stock      Paid-in      Paid-in     During the   Shareholders'
                                             Number                  Option      Capital-     Capital-    Development     Equity
                                           of Shares      Total       Costs     Preferred     Common         Stage       (Deficit)
                                          ------------  ----------  ----------  ----------  ------------  ------------  ------------
Initial capitalization                      2,400,000   $   1,200   $      --   $      --   $        --   $        --   $     1,200
Issuance of common stock for a note           300,000         150          --          --            --            --           150
Issuance of common stock for cash             100,000          50          --          --         4,950            --         5,000
Issuance of common stock for services         764,000         382          --          --        37,818            --        38,200
Net loss for 1996                                  --          --          --          --            --       (59,079)      (59,079)
                                          ------------  ----------  ----------  ----------  ------------  ------------  ------------
 Balance, December 31, 1996                 3,564,000       1,782          --          --        42,768       (59,079)      (14,529)
Exercise of options                            26,666          13          --          --        29,987            --        30,000
Issuance of common stock for cash and
    conversion of note payable ($77,000)      640,000         320          --          --       927,680            --       928,000
Payment of note receivable
Net loss for 1997                                  --          --          --          --            --      (457,829)     (457,829)
                                          ------------  ----------  ----------  ----------  ------------  ------------  ------------
 Balance, December 31, 1997                 4,230,666       2,115          --          --     1,000,435      (516,908)      485,642
Exercise of options                            57,000          29          --          --       114,971            --       115,000
Issuance of common stock for cash              40,000          20          --          --        57,980            --        58,000
Issuance of preferred stock for cash               --          --          --      74,991            --            --        75,000
Valuation of beneficial conversion
    feature on Series A Preferred                  --          --          --      25,000            --       (25,000)           --
Contribution of officer's salary                   --          --          --          --        80,000            --        80,000
Net loss for 1998                                  --          --          --          --            --      (640,580)     (640,580)
                                          ------------  ----------  ----------  ----------  ------------  ------------  ------------
 Balance, December 31, 1998                 4,327,666       2,164          --      99,991     1,253,386    (1,182,488)      173,062
Exercise of warrants                          209,490         105          --          --       366,503            --       366,608
Exercise of options                           146,903          73          --          --       177,289            --       177,362
Issuance of preferred stock for cash               --          --          --     598,930            --            --       599,000
Preferred stock dividend                        5,474           3          --          --        25,722       (25,725)           --
Valuation of beneficial conversion
    feature on Series A Preferred                  --          --          --     199,486            --      (199,486)           --
Repurchase of common shares                  (560,000)       (280)         --          --            --            --          (280)
Net loss for 1999                                  --          --          --          --            --    (1,329,328)   (1,329,328)
                                          ------------  ----------  ----------  ----------  ------------  ------------  ------------
 Balance, December 31, 1999                 4,129,533   $   2,065   $      --   $ 898,407   $ 1,822,900   $(2,737,027)  $   (13,576)
Exercise of warrants                          365,500         183          --          --       639,442            --       639,625
Exercise of options                           223,832         113          --          --       258,528            --       258,641
Issuance of preferred stock for cash               --          --          --     624,929            --            --       625,000
Valuation of beneficial conversion
    feature on Series B Preferred                  --          --          --     208,125            --      (208,125)           --
Conversion of Series A Preferred                   --          --          --          --            --            --            --
    into common shares                        127,447          64          --    (598,930)      598,936            --            --
Beneficial conversion feature on
    Series A Preferred shares                      --          --          --    (199,486)      199,486            --            --
Settlement of lawsuit                          33,333          17          --          --       199,983            --       200,000
Purchase of patent                             47,042          24          --          --       235,184            --       235,208
Stock option costs                                 --          --    (280,000)         --       280,000            --            --
Amortization of stock option costs                 --          --     105,000          --            --            --       105,000
Cancellation of common shares                 (89,000)        (45)         --          --            --            --           (45)
Net loss for 2000                                  --          --          --          --            --    (1,749,444)   (1,749,444)
                                          ------------  ----------  ----------  ----------  ------------  ------------  ------------
 Balance, December 31, 2000                 4,837,687       2,421    (175,000)    933,045     4,234,459    (4,694,596)      300,409


                     The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-4

                                          CPC OF AMERICA, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                Consolidated Statements of Shareholders' Equity (Deficit)
                                  From inception (April 11, 1996) to December 31, 2002

                                                                                 PREFERRED STOCK
                                               -------------------------------------------------------------------------------------
                                                     SERIES A              SERIES B              SERIES C              SERIES D
                                               --------------------  --------------------  --------------------  -------------------
                                                 NUMBER                NUMBER               NUMBER                NUMBER
                                               OF SHARES    TOTAL    OF SHARES    TOTAL    OF SHARES    TOTAL    OF SHARES   TOTAL
                                               ---------  ---------  ---------  ---------  ---------  ---------  --------- ---------

BALANCE, DECEMBER 31, 2000                        8,824          9     71,429         71         --         --         --        --
   Exercise of options                               --         --         --         --         --         --         --        --
   Issuance of common stock for services             --         --         --         --         --         --         --        --
   Issuance of preferred stock for cash              --         --    113,715        114     95,123         95         --        --
   Valuation of beneficial conversion
       feature on Series B Preferred                 --         --         --         --         --         --         --        --
   Valuation of beneficial conversion
       feature on Series C Preferred                 --         --         --         --         --         --         --        --
   Conversion of  preferred stock and
       accrued dividends into common shares      (8,824)        (9)  (113,715)      (114)        --         --         --        --
   Preferred stock dividend                          --         --         --         --         --         --         --        --
   Issuance of common stock
     options for services                            --         --         --         --         --         --         --        --
   Amortization of stock option costs                --         --         --         --         --         --         --        --
   Net loss for 2001                                 --         --         --         --         --         --         --        --
                                               ---------  ---------  ---------  ---------  ---------  ---------  --------- ---------

BALANCE, DECEMBER 31, 2001                           --         --     71,429         71     95,123         95         --        --

   Issuance of preferred stock for cash              --         --         --         --    264,657        265    110,627       111
   Valuation of beneficial conversion
       feature on Series C Preferred
   Conversion of  preferred stock and
       accrued dividends into common shares          --         --    (71,429)       (71)   (18,576)       (19)        --        --
   Valuation of beneficial conversion
       feature on Series D Preferred                 --         --         --         --         --         --         --        --
   Preferred stock dividend                          --         --         --         --         --         --         --        --
   Exercise of options                               --         --         --         --         --         --         --        --
   Cancellation of shares                            --         --         --         --         --         --         --        --
   Amortization of stock option costs                --         --         --         --         --         --         --        --
   Purchase 7% of Med Enclosure LLC                  --         --         --         --         --         --         --        --
   Amortization of stock options                     --         --         --         --         --         --         --        --
   Net loss for 2002                                 --         --         --         --         --         --         --        --
                                               ---------  ---------  ---------  ---------  ---------  ---------  --------- ---------

BALANCE, DECEMBER 31, 2002                           --   $     --         --         --    341,204   $    341    110,627  $    111
                                               =========  =========  =========  =========  =========  =========  ========= =========
                                                                                                                         (CONTINUED)


                                                COMMON STOCK                    Additional   Additional   Accumulated       Net
                                           -----------------------    Stock     Paid-in       Paid-in     During the   Shareholders'
                                              Number                 Option     Capital-      Capital-    Development     Equity
                                            of Shares     Total       Costs     Preferred      Common        Stage       (Deficit)
                                           -----------  ----------  ---------  ------------  -----------  ------------- ------------
BALANCE, DECEMBER 31, 2000                  4,837,687       2,421   (175,000)      933,045    4,234,459     (4,694,596)     300,409
   Exercise of options                        360,394         179         --            --      413,484             --      413,663
   Issuance of common stock for services      100,000          50         --            --      255,450             --      255,500
   Issuance of preferred stock for cash            --          --         --     1,841,392           --             --    1,841,601
   Valuation of beneficial conversion
       feature on Series B Preferred               --          --         --       331,636           --       (331,636)          --
   Valuation of beneficial conversion
       feature on Series C Preferred               --          --         --       282,233           --       (282,233)          --
   Conversion of  preferred stock and
       accrued dividends into common shares   330,327         165         --    (1,069,887)   1,081,316             --       11,471
  Preferred stock dividend                         --          --         --            --           --        (63,397)     (63,397)
  Issuance of common stock
     options for services                          --          --         --            --       20,000             --       20,000
   Amortization of stock option costs              --          --    140,000            --           --             --      140,000
   Net loss for 2001                               --          --         --            --           --     (1,968,471)  (1,968,471)
                                           -----------  ----------  ---------  ------------  -----------  ------------- ------------

BALANCE, DECEMBER 31, 2001                  5,628,408       2,815    (35,000)    2,318,419    6,004,709     (7,340,333)     950,776

   Issuance of preferred stock for cash            --          --         --     3,367,233           --             --    3,367,609
   Valuation of beneficial conversion
       feature on Series C Preferred               --          --         --       785,104           --       (785,104)          --
   Conversion of  preferred stock and
       accrued dividends into common shares   241,627         120         --      (790,235)     790,205             --           --
   Valuation of beneficial conversion
       feature on Series D Preferred               --          --         --       337,417           --       (337,417)          --
   Preferred stock dividend                        --          --         --            --           --       (116,121)    (116,121)
   Exercise of options                        282,480         140         --            --      317,650             --      317,790
   Cancellation of shares                    (535,933)       (268)        --            --     (199,732)            --     (200,000)
   Amortization of stock option costs              --          --         --            --           --             --           --
   Purchase 7% of Med Enclosure LLC            10,000           5         --            --       53,495             --       53,500
   Amortization of stock options                   --          --     35,000            --           --             --       35,000
   Net loss for 2002                               --          --         --            --           --     (3,460,574)  (3,460,574)
                                           -----------  ----------  ---------  ------------  -----------  ------------- ------------

BALANCE, DECEMBER 31, 2002                 5,626,582   $   2,812         --   $ 6,017,938   $6,966,327   $(12,039,549) $   947,980
                                           ===========  ==========  =========  ============  ===========  ============= ============

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-5

                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)

                                Consolidated Statements of Cash Flows

                                                                                             CUMULATIVE
                                                                                           FROM INCEPTION
                                                                YEAR ENDED DECEMBER 31,   (APRIL 11, 1996)
                                                              ---------------------------   TO DECEMBER
                                                                  2002           2001         31, 2002
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net loss                                                    $(3,460,574)   $(1,968,471)   $(9,665,305)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                  31,728         28,305         96,207
    Amortization of stock option costs                             35,000        140,000        280,000
    Contribution of officer's salary                                   --             --         80,000
    Issuance of common stock and options for services                  --        275,500        313,700
    Other                                                              --             --         38,879
    Decrease (increase) in other assets                           (37,102)       (64,304)       (53,716)
    Increase (decrease) in accounts and other payable             204,717       (110,772)       222,445
    (Decrease) increase in accrued expenses                       (19,265)            --        203,735
                                                              ------------   ------------   ------------
    Net cash used by operating activities                      (3,245,496)    (1,699,742)    (8,484,055)
                                                              ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                --         (2,097)      (131,096)
  Purchase of patent                                                   --             --        (14,795)
  Capital expenditures                                                 --             --        (15,420)
                                                              ------------   ------------   ------------
    Net cash used by investing activities                              --         (2,097)      (161,311)
                                                              ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                      --             --         73,150
  Payments on note payable to shareholder                              --             --         (3,000)
  Exercise of options and warrants                                317,790        413,663      2,318,689
  Issuance of preferred stock                                   3,367,609      1,841,601      6,508,210
  Issuance of common stock                                             --             --        915,200
  Dividends                                                            --         (5,051)        (5,051)
  Cancellation of common stock                                   (200,000)            --       (200,325)
                                                              ------------   ------------   ------------
    Net cash provided by financing activities                   3,485,399      2,250,213      9,606,873
                                                              ------------   ------------   ------------

Net increase (decrease) in cash                                   239,903        548,374        961,507
CASH, BEGINNING OF PERIOD                                         721,604        173,230             --
                                                              ------------   ------------   ------------
CASH, END OF PERIOD                                           $   961,507    $   721,604    $   961,507
                                                              ============   ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                $        --    $        --    $       150
  Debt to equity conversion                                   $        --    $        --    $    77,000
  Acquisition of minority interest                            $        --    $        --    $    33,250
  Sale of Tercero - elimination of goodwill                   $        --    $        --    $   (40,000)
  Preferred dividends accrued                                 $    80,848    $    46,875    $   127,723
  Preferred dividends paid through issuance of common stock   $     6,625    $    11,471    $    43,821
  Acquisition of Med Enclosures for note payable              $        --    $        --    $   250,000
  Acquisition of patent paid by issuance of common stock      $    53,500    $        --    $   288,708
  Settlement of lawsuit by issuance of common stock           $        --    $        --    $   200,000
  Valuation of beneficial conversion features                 $ 1,122,521    $   613,869    $ 2,169,001

        The accompanying notes are an integral part of these consolidated financial statements.

                                                 F-6

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

      In June 1998 CPC formed CPCA 2000, Inc., a Nevada corporation ("CPCA") to serve as the Company's wholly owned operating subsidiary. The Company transferred all of its assets and liabilities to CPCA.

      On February 1, 1999, the Company filed a lawsuit against Partner Provider Health, Inc. (PPH) alleging breach of contract, misrepresentation and fraud relating to its joint venture with HeartMed LLC. Under terms of a November 1999 settlement, CPC dropped its lawsuit and received the remaining interest in HeartMed LLC making it a wholly owned subsidiary of CPC. HeartMed LLC has had no operations.

      On November 22, 1999, CPC formed Med Enclosures, LLC, a Nevada limited liability company, (MED) with Gene Myers Enterprises, Inc., (GME) a minority shareholder of CPC. CPC received a 73.3% interest in MED for a $250,000 promissory note, which was retired in April 2000. GME contributed two patents it developed that are recorded at GME's carrying value of zero. MED acquired its third patent from GME with the proceeds from the $250,000 promissory note. During 2002, the Company purchased an additional 7% of MED through the issuance of 10,000 shares of common stock valued at $53,500.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Organization (continued)
      ------------------------

      During 2002, the Company formed Med Close Corp ("MCC"); operations have not commenced.

      Principles of consolidation
      ---------------------------

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, DSDS from July 1997 through November 1998, CPCA from June 1998, MED and HeartMed LLC from November 1999, and Med Close from 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

      Cash and equivalents and other cash flow statement supplemental
      ---------------------------------------------------------------
      information
      -----------

      The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

      No income taxes have been paid since inception. Payments of $8,954 for interest have been made since inception; none in 2002.

      Patents and trademarks
      ----------------------

      Patents and trademarks are stated at cost and amortized using the straight-line method over their economic useful life, which is estimated at ten and fifteen years, respectively. Amortization expense was $27,003 in 2002 and $26,395 in 2001.

      Equipment
      ---------

      Depreciation expense is provided over the estimated useful life of 5 years using accelerated methods. Depreciation expense was $4,725 in 2002 and $1,910 in 2001.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

      Basic and diluted net loss per share
      ------------------------------------

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2002 and 2001 all common stock equivalents were anti-dilutive.

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

      Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                        2002           2001
                                                    -------------  ------------
          Net loss
                 As reported                        $ (3,460,574)  $(1,968,471)
                 Pro forma                          $ (3,838,970)  $(2,495,516)
          Basic and fully diluted loss per share
                 As reported                             $ (0.81)      $ (0.52)
                 Pro forma                               $ (0.88)      $ (0.62)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1996, respectively: risk-free interest rate of 6% and 9%; volatility of 50% and 200%; and a weighted fair value of $1.26 and $.001.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Recent accounting pronouncements
      --------------------------------

      On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of pooling-of-interests method is prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement was effective January 1, 2002. The impact of these pronouncements did not materially impact the Company's financial position or results of operations.

      In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 is not expected to materially impact the Company's reported operating results, financial position and existing financial statement disclosure.

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 did not materially impact the Company's reported operating results, financial position and existing financial statement disclosure.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. SFAS No. 145 also amends SFAS No. 13 "Accounting for leases", to require certain lease modifications to be treated as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002. We do not expect a material

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Recent accounting pronouncements (continued)
      --------------------------------------------

      impact on our results of operations or financial condition as a result of the adoption of SFAS No. 145.

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002 and therefore the adoption has no impact on the Company's financial position or results of operations or results of operations as of December 31, 2002.

      On December 31, 2002, the FASB issues SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148). The Company currently utilized the intrinsic value method of accounting for its stock-based employee compensation described in APB Opinion No. 25, "Accounting for Stock-Based Compensation", to require companies to account for their employee stock-based awards using the fair value approach. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in FAS 123 or the intrinsic value method described in APB Opinion No. 25. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

      FAS 148 amends FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation should the Company decide to change its method of accounting from intrinsic value method to the fair value method. The three methods provided in FAS 148 include (1) the prospective method which is the method currently provided for in FAS 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of beginning of fiscal year of adoption. The Company believes that it has provided the disclosures required under FAS 148 in these financial statements and has no current plans to change its accounting for stock-based compensation to the fair value method.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

      Series B Preferred stock
      ------------------------

      In April 2000, the Company offered in a private placement memorandum Series B preferred stock at $8.75 per share. As of December 31, 2001, the Company sold 185,144 shares for proceeds of $1,620,010. The Company recorded the beneficial conversion feature totaling $208,125 in 2000 and $331,636 in 2001 at the date of issuance. The Series B Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series B share was convertible into one common share until June 30, 2001, when the conversion price was adjusted to the lower of $6.56 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. The conversion price was calculated at $3.20 per share. During the fourth quarter of 2001, 113,715 Series B shares and related accrued dividends of $9,908 were converted into 314,037 common shares. In March 2002, the remaining 71,429 Series B shares were converted into 195,313 common shares. Additional accrued dividends of $53,125 were paid in cash.

      Series C Preferred stock
      ------------------------

      In October 2001, the Company offered in a private placement memorandum Series C preferred stock at $8.90 per share. As of December 31, 2002, the Company sold 359,780 shares for proceeds of $3,202,042. The Company recorded the beneficial conversion feature totaling $1,067,337 at the date of issuance. The Series C Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series C share is convertible into one common share until June 30, 2002, when the conversion price will be adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

2.    SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------

      Series C Preferred stock (continued)
      ------------------------------------

      The conversion price was calculated at $3.57 per share. During the fourth quarter of 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares. Accrued dividends of $124,821 on the 341,204 outstanding shares remain unpaid at December 31, 2002.

      Series D Preferred stock
      ------------------------

      In November 2002, the Company offered in a private placement memorandum Series D preferred stock at $9.15 per share. As of December 31, 2002, the Company sold 110,627 shares for proceeds of $1,012,250. The Company recorded the beneficial conversion feature totaling $337,417 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series D share is convertible into one common share until June 30, 2003, when the conversion price will be adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Accrued dividends of $2,902 on the 110,627 outstanding shares remain unpaid at December 31, 2002.

      Common stock
      ------------

      In March 2002, 71,429 Series B shares were converted into 195,313 common shares.

      During the October and December of 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares.

      In October 2002, the Company purchased an additional 7% interest in MED for 10,000 common shares valued at $53,500.

      In March 2002, 33,333 common shares were canceled as part of a lawsuit settlement. In August and November 2002, 502,600 common shares were canceled as part of the settlement with former consultants of the Company.

      In June 1998, the Company effected a two-for-one stock split, decreasing the par value to $.0005 per share. The number of authorized shares remained at 20,000,000. All share information reported in these financial statements has been adjusted to reflect the two-for-one stock split.

      In March 1997, the Company offered in a private placement memorandum 35 units at $29,000 per unit. Each unit consists of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. As of December 31, 1998, the Company had sold 34 units, including 3 units in conversion of a note payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into 3 units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Common stock (continued)
      ------------------------

      of issuance. During 1999, warrants to purchase 209,490 common shares were exercised. During 2000, warrants to purchase 365,500 common shares were exercised and the remaining balance of 785,010 at December 31, 2000 were not converted and therefore expired.

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

      Stock options

      The Company has granted options to purchase its common stock. The option prices at the time of grant were at or above the fair value of the Company's common stock. The following information applies to all options outstanding at December 31, 2002:

                                                Weighted               Weighted
                                    Average     average                average
        Exercise      Options      remaining    exercise    Number     exercise
         Price       Outstanding  life (years)   price    exercisable    price
    ---------------  -----------  ------------  --------  -----------  ---------

           $ 1.125    1,514,391        3        $ 1.125    1,514,391   $ 1.125
           $  2.50    4,097,800        5        $  2.50    2,097,800   $  2.50
    $  4.63 - 5.75      105,000        1        $  5.33      105,000   $  5.33
           $  9.00       10,000        1        $  9.00       10,000   $  9.00

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Stock options (continued)
      -------------------------

      A summary of stock option activity follows:

                                                               Exercise
                                               Number of        Price
                                                Options        Per Share      Expiration
                                              -----------   --------------   ------------
    Inception (April 11, 1996)                         -                -            -
    Granted                                    4,420,000    $1.125 - 1.25    1997 - 2006
                                              -----------   --------------
    Outstanding at December 31, 1996           4,420,000    $1.125 - 1.25    1997 - 2006

    Exercised                                    (26,666)          $1.125
    Expired                                     (200,000)           $1.18
                                              -----------   --------------
    Outstanding at December 31, 1997           4,193,334    $1.125 - 1.25        2006

    Granted                                    4,152,000     $1.25 - 9.00        2008
    Exercised                                    (57,000)   $1.125 - 2.50
    Canceled                                  (1,173,334)          $1.125
                                              -----------   --------------
    Outstanding at December 31, 1998           7,115,000    $1.125 - 9.00    2003 - 2008

    Granted                                       25,000            $5.50        2004
    Exercised                                   (146,903)   $1.125 - 2.50
    Canceled                                    (490,000)          $1.125
                                              -----------   --------------
    Outstanding at December 31, 1999           6,503,097    $1.125 - 9.00    2003 - 2008

    Granted                                      175,000    $5.00 - $5.75
    Exercised                                   (223,832)   $1.125 - 2.50
                                              -----------   --------------
    Outstanding at December 31, 2000           6,454,265    $1.125 - 9.00    2003 - 2008

    Granted                                       15,800            $2.50        2004
    Exercised                                   (360,394)   $1.125 - 2.50
                                              -----------   --------------
    Outstanding at December 31, 2001           6,109,671    $1.125 - 9.00    2003 - 2008

    Exercised                                   (282,480)          $1.125
    Canceled                                    (100,000)           $5.50
                                              -----------   --------------
    Outstanding at December 31, 2002           5,727,191    $1.125 - 9.00    2003 - 2008
                                              ===========   ==============

      The following information applies to employee options outstanding at December 31, 2002:


                                         Weighted               Weighted
                             Average     average                average
    Exercise    Options     remaining    exercise    Number     exercise
     Price    Outstanding  life (years)   price    exercisable   price
    --------  -----------  ------------  --------  -----------  --------

    $ 1.125    1,514,391        3        $ 1.125    1,514,391   $ 1.125
    $  2.50    4,078,000        5        $  2.50    2,062,000   $  2.50

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Stock options (continued)
      -------------------------

      In April 2001, 15,800 options were granted to a consultant at an exercise price of $2.50 for services performed. The fair value of these options was calculated using the Black-Scholes option-pricing model and was determined to be $20,000.

      During 2000, 175,000 options were granted to two consultants at exercise prices of $5.00 and $5.75. The fair value of these options was calculated using the Black-Scholes option-pricing model and was determined to be $280,000. The services provided by these consultants are to be performed over two years. The cost of $280,000 is being amortized over two years. During 2002 and 2001, $35,000 and $140,000 were charged to expense and recorded in the statement of operations, respectively. In 2002, 100,000 of these options were cancelled due to non-performance. The fair value of the options issued to non-employees during 1999 and 1998 was determined to be minimal.

3.    BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------------

      The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                         2002           2001
                                                     ------------   ------------
BASIC AND DILUTED LOSS PER SHARE:

  Numerator
      Net loss                                       $(3,460,574)   $(1,968,471)
      Preferred dividend                                (116,121)       (63,379)
      Beneficial conversion feature preferred stock   (1,122,521)      (613,869)
                                                     ------------   ------------

                                                     $(4,699,216)   $(2,645,719)
                                                     ============   ============
  Denominator
      Basic and diluted weighted average number of
      common shares outstanding during the period      5,768,032      5,114,133
                                                     ============   ============

  Basic and diluted loss per share                   $     (0.81)   $     (0.52)
                                                     ============   ============

   Incremental common shares (not included in
   denominator of diluted earnings per share
   calculation due to their antidilutive nature)
   attributable to exercise/conversion of:
         Outstanding options                           5,727,191      6,109,671
         Outstanding warrants                                 --             --
         Preferred stock                                 961,248        483,672
                                                     ------------   ------------

                                                       6,688,439      6,593,343
                                                     ============   ============

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

4.    INCOME TAXES
------------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 2002 and 2001 there is no difference between income tax expense and the amount computed by applying the federal statutory income tax rate.

      At December 31, 2002, the Company has a net operating loss carryforward for federal tax purposes of $7,445,538, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2021.

      The Company had deferred tax assets of $2,605,938 and $2,109,000 at December 31, 2002 and 2001, respectively, relating to its net operating loss. A valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

5.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Lease
      -----

      The Company leases office space under a one-year lease at $1,100 per month. The lease expires November 30, 2003. Future rental payments are $13,200 in 2002. Actual rent expense was $12,100 in 2002 and $2,756 in 2001.

      Consulting agreements
      ---------------------

      In January 1997, the Company entered into a consulting agreement with its strategic consultant, a related party, for five years at $5,000 per month. The agreement was revised in November 1997 to $8,000 per month, in April 1998 to $10,000 per month and for an additional five years and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share were also granted under the April 1998 revision agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years.

      In April 1998, the Company entered into an employment agreement with its President and CEO for ten years. The agreement provides for a base salary of $10,000 per month beginning May 1998, to be paid when the Company begins recording revenues. In December 1998, the Company's president elected to contribute his accrued salary of $80,000 to the Company. Options to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share were granted under the agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years. The employment agreement was revised in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

5.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------------

      Royalty agreements
      ------------------

      In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to .0075% on net sales of certain MED products as defined. In July 2001, these agreements were amended to increase the royalties to 1.5% of net sales of certain MED products as defined. To date, MED has not had any sales.

      In October 2002, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to 2.5% of net sales of certain MCC products as defined. To date, MCC has not had any sales.

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

      The Company was named in a lawsuit brought by Nancy Lee, a former consultant to the Company. Ms. Lee alleged that the Company prohibited her from selling the balance of her shares of stock she acquired as one of the Company's founders. She sought a judicial declaration from the court that she is the rightful owner of the shares. The Company filed an answer and a counterclaim seeking return of the shares on the grounds that Ms. Lee failed to provide adequate consideration for the securities. In July 2002, this matter was settled, with the Company paying Ms. Lee $170,000 in settlement of her claims and Ms. Lee returning 78,000 shares of common stock to the Company.

      The Company was named in a lawsuit brought by Richard E. Rubin, M.D., a former officer and director of the Company. Rubin alleged that the Company breached an employment contract with him and prohibited him from selling his shares of stock or exercising his stock options. He sought damages in excess of $5,000,000. The Company filed an answer denying any and all liability to Rubin. The Company interposed counterclaims against Rubin seeking recovery of the shares and options, or in the alternative, monetary damages. In December 2002, this matter was settled, with the Company paying Rubin $400,000 with a final payment of $200,000 due in 24 months in settlement of his claims and Rubin returning 424,600 shares of common stock to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are our directors and officers.


        NAME            AGE                      POSITION
--------------------    ---    -------------------------------------------------

Rod A. Shipman          52     President, Secretary, Treasurer and Director
Rafe Cohen              55     Director
William C. Lievense     55     Director


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

         Gene Myers, M.D. has been the Medical and Clinical Affairs Director of the Company's wholly-owned subsidiary, CPCA 2000, Inc., since July 1998 and majority-owned subsidiary, Med Enclosure, LLC, since November 1999. Dr. Myers, through Gene Myers Enterprises, Inc., is the beneficial owner of a 19.7% membership interest in Med Enclosure, LLC. Dr. Myers has performed medical internships at the University of Michigan's Department of Internal Medicine and at the University Health Center of Pittsburgh. Dr. Myers was also an Assistant Resident, Research Cardiology Fellow and Chief Medical Resident at Duke University Hospital, and has published or presented more than two dozen scientific studies. He received a Bachelor's degree in Chemistry and Physics from Pennsylvania State University and his M.D. from the Pennsylvania School of Medicine at the University of Pennsylvania. Dr. Myers is licensed in three states, and has a cardiology practice in Sarasota, Florida. He is a member of numerous professional organizations including the American College of Cardiology, the American Heart Association, the American College of Nuclear Cardiology and the American Board of Quality Assurance and Utilization Review.


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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000.

                                      ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            ---------------------------------------- -------------------------------
    NAME AND POSITION        YEAR     SALARY   BONUS  OTHER ANNUAL   RESTRICTED     COMMON SHARES     ALL OTHER
                                                      COMPENSATION      STOCK        UNDERLYING      COMPENSATION
                                                                     AWARDS ($)    OPTIONS GRANTED
                                                                                     (# SHARES)
--------------------------- ------ ---------- ------- -------------- ------------ ------------------ ---------------

Rod A. Shipman, President    2002   $248,134
and Chief Executive          2001   $278,685    -0-        -0-            -0-            -0-          $54,500(1)
Officer                      2000   $220,000    -0-       9,000           -0-            -0-             -0-


                                  OPTION/SAR GRANTS IN 2002 FISCAL YEAR
                                       INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------
        NAME             NUMBER OF      % OF TOTAL OPTIONS/SARS    EXERCISE OR    EXPIRATION DATE
                         SECURITIES     GRANTED TO EMPLOYEES IN     BASE PRICE
                         UNDERLYING           FISCAL YEAR             ($/SH)
                        OPTIONS/SARS
                        GRANTED (#)
--------------------  ---------------   ------------------------   ------------   ---------------
                                            None


               AGGREGATED OPTION/SAR EXERCISES IN 2002 FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


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
                                                                       FY-END (#)


                                                                      EXERCISABLE/         EXERCISABLE/
                                                                     UNEXERCISABLE         UNEXERCISABLE
-----------------------------   ----------------   --------------   -----------------    -----------------

Rod A. Shipman, President and        180,090          $807,705      1,437,728/800,000      $10,926,732/
Chief Executive Officer                                                                    $6,080,000(2)


(1) Represents bonus of 25,000 shares of Common Stock valued at $2.18 per share, the closing price of the Common Stock on the date of grant.
(2) Based on a price of $7.60 per share for the Common Stock as quoted on the OTC Bulletin Board on December 31, 2002.


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

         EMPLOYMENT AGREEMENTS. On April 23, 1998, the Company entered into an Employment Agreement with Rod A. Shipman to serve as President and Chief Executive Officer of the Company. Pursuant to the terms of that employment agreement, Mr. Shipman received an annual salary of $120,000. Effective April 1, 1999, the Company and Mr. Shipman amended the terms of his employment agreement to increase annual compensation to $220,000 and to permit Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. Effective January 1, 2003, the Company and Mr. Shipman further amended the agreement to increase annual compensation to $354,312. Pursuant to his employment agreement with the Company, Mr. Shipman received options to purchase 2,000,000 shares of Common Stock at an exercise price of $2.50 per share, of which options to purchase 200,000 were immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on April 23 on each of the next nine anniversaries of the date of grant. The options expire on April 22, 2008. The Employment Agreement is for a term of ten years, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement .

         In July 2000, the Board of Directors of the Company approved, and caused its 80.3% subsidiary, Med Enclosure LLC, to award, a bonus to Mr. Shipman in the form of a royalty on the net sale of products of Med Enclosure LLC derived from two of its three patents. Mr. Shipman will receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, the Board of Directors of the Company approved an amendment to the royalty agreement increasing the royalty payable to Mr. Shipman to one and one-half percent (1.5%) on all net sales. In October 2002, the Board of Directors of the Company approved, and caused its wholly-owned subsidiary, Med Close Corp., to award a bonus to Mr. Shipman in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales of products of Med Close Corp.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 25, 2003 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

           NAME AND ADDRESS             NUMBER OF SHARES  PERCENTAGE OWNED
                                        ----------------  ----------------

Rod A. Shipman(1) (2)                      1,629,073           23.06%
Rafe Cohen(1)                                 62,000            1.10%
William C. Lievense(1)                       100,000            1.78%
CTM Group, Inc.(4)(5)                      2,880,990           37.80%
Leslie J. Kessler(6)(7)                      950,000           15.53%
All officers and directors as a
   group (three persons)                   1,791,073           25.35%

_______________

(1)  Address is 6336 17th Street Circle East, Sarasota, Florida 34243.

(2) Includes options granted to Mr. Shipman to purchase 1,437,728 shares of Common Stock. Does not include options to purchase 800,000 shares of Common Stock, which are subject to vesting.

(3)  Address is 5530 Wisconsin Avenue, Suite 750, Chevy Chase, Maryland 20815.

(4)  Address is 1350 East Flamingo, #800, Las Vegas, Nevada 89119.

(5) Includes options granted to the CTM Group to purchase 1,995,769 shares of Common Stock. Does not include options to purchase 800,000 shares of Common Stock, which are subject to vesting.

(6)  Address is 11 Hedgerow Lane, Jericho, New York 11753.

(7) Includes an option granted to Ms. Kessler to purchase 490,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 2000, the Board of Directors of the Company approved, and caused its 80.3% subsidiary, Med Enclosure LLC, to award, bonuses to the Company's Chief Executive Officer, Rod A. Shipman, and its strategic consultant, CTM Group, Inc., in the form of royalties on the net sale of products of Med Enclosure LLC derived from two of its three patents. Mr. Shipman and CTM Group each will receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, the Board of Directors of the Company approved amendments to both royalty agreements increasing the royalty payable to Mr. Shipman and CTM Group each to one and one-half percent (1.5%) on all net sales.

         In 2001, the Board of Directors of the Company approved a bonus of 25,000 shares of Common Stock to each of its three directors and CTM Group.

         In October 2002, the Board of Directors of the Company approved, and caused its wholly-owned subsidiary, Med Close Corp., to award a bonus to Mr. Shipman and CTM Group each in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales of products of Med Close Corp.


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

      4.1       Specimen of Common Stock Certificate (1)

      4.2 Certificate of Designations of the Company's Series A Preferred Stock (4)

      4.3 Certificate of Designations of the Company's Series B Preferred Stock (6)

      4.4 Certificate of Designations of the Company's Series C Preferred Stock (6)

      4.5       Certificate of Designations of the Company's Series D Preferred
                Stock

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

      10.13 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and CTM Group, Inc. (6)

      10.14 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and Rod A. Shipman (7)

      10.15 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and CTM Group, Inc. (7)

      10.16 Product Development Services Agreement between Biomed Research, Inc. and Med Enclosure LLC

      10.17 Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the Company (8)

      10.18 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and CTM Group, Inc. (8)

      10.19 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and Rod A. Shipman (8)

      10.20 Royalty Agreement dated October 29, 2002 between MED Close Corp. and CTM Group, Inc. (8)

      10.21 Royalty Agreement dated October 29, 2002 between MED Close Corp. and Rod A. Shipman (8)

      10.22 Agreement dated October 29, 2002 between Med Close Corp. and Med Enclosure LLC (8)

      10.23 Amendment No. 2 dated January 1, 2003 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman

      10.24 Amendment No. 2 dated January 1, 2003 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc.

      21.1      List of Subsidiaries

      23.1      Consent of Independent Certified Public Accountants

      99        Section 906 Certification

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

(8) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 19, 2002.

(b)  REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CPC OF AMERICA, INC.

Date:  March 31, 2003               By: /s/ ROD A. SHIPMAN
                                        -----------------------------------
                                        Rod A. Shipman, President and Chief
                                        Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                   Date
---------                 -----                                   ----

/s/ ROD A. SHIPMAN        President, Chief Financial Officer,     March 31, 2003
------------------        Secretary, Treasurer and Principal
ROD A. SHIPMAN            Accounting Officer and Director

/s/ RAFE COHEN            Director                                March 31, 2003
--------------
RAFE COHEN

/s/ WILLIAM LIEVENSE      Director                                March 31, 2003
--------------------
WILLIAM LIEVENSE

                                 CERTIFICATIONS

I, Rod A. Shipman, certify that:

1. I have reviewed this annual report on Form 10-KSB of CPC of America, Inc. ("registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

  /s/ Rod A. Shipman
-----------------------
Rod A. Shipman
Chief Financial Officer

I, Rod A. Shipman, certify that:

1. I have reviewed this annual report on Form 10-KSB of CPC of America, Inc. ("registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

  /s/ Rod A. Shipman
-----------------------
Rod A. Shipman
Chief Executive Officer