Form 10QSB
period 2003-03-31
CPC OF AMERICA INC
filed 2003-05-13
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission File Number 0-24053

                              CPC of America, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                            11-3320709
---------------------------------                        -----------------------
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

         As of May 14, 2003, the Company had 5,687,018 shares of its $.0005 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE(S)
                                                                         -------
ITEM 1.  Financial Statements


Unaudited Condensed Consolidated Balance Sheet at March 31, 2003.............F-1
Unaudited Condensed Consolidated Statements of Operations for the
   three month periods ended March 31, 2003 and 2002
   and for the period from inception (April 11, 1996) to March 31, 2003......F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the
   three month periods ended March 31, 2003 and 2002
   and for the period from inception (April 11, 1996) to March 31, 2003......F-3
Notes to Unaudited Condensed Consolidated Financial Statements...............F-5

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     MARCH 31,
                                                                       2003
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                            $  1,878,591
   Prepaid expenses                                                      58,162
                                                                   -------------

      TOTAL CURRENT ASSETS                                            1,936,753

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $17,177                       340

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $68,152                     235,348

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $2,595                      3,637
                                                                   -------------
                                                                   $  2,176,078
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                $      5,161
   Accrued expenses                                                      14,052
   Accrued dividends payable                                            175,916
                                                                   -------------
      TOTAL CURRENT LIABILITIES                                         195,129
                                                                   -------------

LONG TERM SETTLEMENT PAYABLE                                            200,000

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' EQUITY
   Preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series C -  341,204 shares issued and outstanding                     341
      Series D -  240,689 shares issued and outstanding                     241
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      5,687,018 shares issued and outstanding                             2,842
   Additional paid-in capital - preferred                             7,604,475
   Additional paid-in capital - common                                7,034,286
   Deficit accumulated during the development stage                 (12,861,236)
                                                                   -------------
      TOTAL SHAREHOLDERS' EQUITY                                      1,780,949
                                                                   -------------
                                                                   $  2,176,078
                                                                   =============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                                CUMULATIVE
                                              Three months ended March 31,    FROM INCEPTION
                                          --------------------------------  (APRIL 11, 1996) TO
                                              2003                2002         MARCH 31, 2003
                                          -------------      -------------      -------------
COSTS AND EXPENSES

  Research and development                $    291,986       $    904,072       $  6,833,559

  General and administrative                    88,192            198,657          3,262,548
                                          -------------      -------------      -------------
OPERATING LOSS                                (380,178)        (1,102,729)       (10,096,107)

OTHER INCOME (EXPENSE)

  Interest expense                                  --                 --             (8,954)

  Interest income                                3,351              1,851             61,809
                                          -------------      -------------      -------------

                                                 3,351              1,851             52,855
                                          -------------      -------------      -------------

LOSS BEFORE MINORITY INTEREST                 (376,827)        (1,100,878)       (10,043,252)

MINORITY INTEREST                                   --                 --              1,120
                                          -------------      -------------      -------------

NET LOSS                                  $   (376,827)      $ (1,100,878)      $(10,042,132)
                                          =============      =============      =============


BASIC AND DILUTED NET LOSS PER SHARE      $      (0.15)      $      (0.24)
                                          =============      =============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        5,626,583          5,667,732
                                          =============      =============


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                  CONDENSED FINANCIAL STATEMENTS.


                                          CPC OF AMERICA, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)


                                                                                                     CUMULATIVE
                                                                                                   FROM INCEPTION
                                                                 THREE MONTHS ENDED MARCH 31,     (APRIL 11, 1996)
                                                               -------------------------------       TO MARCH 31,
                                                                  2003               2002                2003
                                                              -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $   (376,827)      $ (1,100,878)      $(10,042,132)
  Adjustments to reconcile net loss to net cash
  used by operating activities
  Depreciation and amortization                                      5,353              6,736            101,560
  Amortization of stock option costs                                    --             35,000            280,000
  Contribution of officer's salary                                      --                 --             80,000
  Issuance of common stock for services and compensation                --                 --            313,700
  Other - net                                                           --                 --             38,879
  Decrease (increase) in other assets                               49,322             24,433             (4,394)
  Increase (decrease) in payables                                  (18,755)              (173)           203,690
  Decrease (increase) in accrued expenses                               --            (30,585)           203,735
                                                              -------------      -------------      -------------
    Net cash used by operating activities                         (340,907)        (1,065,467)        (8,824,962)
                                                              -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                 --                 --           (131,096)
  Purchase of patent                                                    --                 --            (14,795)
  Capital expenditures                                                  --                 --            (15,420)
                                                              -------------      -------------      -------------
    Net cash used by investing activities                               --                 --           (161,311)
                                                              -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder notes                                       --                 --             73,150
  Payments on note payable to shareholder                               --                 --             (3,000)
  Exercise of options and warrants                                  67,991             46,314          2,386,680
  Issuance of preferred stock                                    1,190,000            710,238          7,698,210
  Issuance of common stock                                              --                 --            915,200
  Dividends                                                             --                 --             (5,051)
  Cancellation of common stock                                          --            (72,352)          (200,325)
                                                              -------------      -------------      -------------
    Net cash provided by financing activities                    1,257,991            684,200         10,864,864
                                                              -------------      -------------      -------------

Net increase (decrease) in cash                                    917,084           (381,267)         1,878,591
CASH, BEGINNING OF PERIOD                                          961,507            721,602                 --
                                                              -------------      -------------      -------------
CASH, END OF PERIOD                                           $  1,878,591       $    340,335       $  1,878,591
                                                              =============      =============      =============

                                                                                                      (CONTINUED)

                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                            CONDENSED FINANCIAL STATEMENTS.


                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)


                                                                                                  CUMULATIVE
                                                                                                FROM INCEPTION
                                                                THREE MONTHS ENDED MARCH 31,    (APRIL 11, 1996)
                                                               -----------------------------      TO MARCH 31,
                                                                   2003              2002            2003
                                                               ------------     ------------     ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for note receivable                   $        --      $        --      $       150
Debt to equity conversion                                      $        --      $        --      $    77,000
Acquisiton of minority interest                                $        --      $        --      $    33,250
Sale of Tercero - elimination of goodwill                      $        --      $        --      $   (40,000)
Preferred dividends accrued                                    $    48,193      $    16,290      $   175,916
Preferred dividends paid through issuance of common stock      $        --      $        --      $    43,821
Acquisition of Med Enclosures, LLC for Note Payable            $        --      $        --      $   250,000
Acquisition of patent paid by issuance of common stock         $        --      $        --      $   288,708
Settlement of lawsuit through issuance of common stock         $        --      $        --      $   200,000
Valuation of beneficial conversion features                    $   396,667      $        --      $ 2,565,668




                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                            CONDENSED FINANCIAL STATEMENTS.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

      The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: DSDS Group, Inc. from July 1997 through November 1998, CPCA 2000, Inc. from June 1998 and HeartMed, LLC and Med Enclosure, LLC from November 1999 and Med Close Corp. from October 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

2.    STOCK-BASED COMPENSATION
------------------------------

      Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Financial Accounting Standards Board ("FASB") No 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB NO. 123, the following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


2.    STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------------

       Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                        FOR QUARTER ENDED MARCH 31,
                                          2003              2002
                                      ------------      ------------

Net loss, as reported                 $  (376,827)      $(1,100,878)
Fair value of options                     (66,872)          (94,599)
                                      ------------      ------------

Pro forma net loss                    $  (443,699)      $(1,195,477)
                                      ============      ============

Basic and diluted loss per share      $     (0.08)      $     (0.21)
                                      ============      ============


3.    SHAREHOLDERS' EQUITY
--------------------------

      The Company issued 130,062 shares of Series D preferred stock for net proceeds of $1,190,000. Additionally, the Company issued 60,436 shares of common stock valued at $67,991 ($1.125 per share) upon the exercise of options.

4.    NET LOSS PER COMMON SHARE
-------------------------------

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For March 31, 2003 and 2002 all common stock equivalents were anti-dilutive; thus, basic loss per share equals diluted loss per share.

      The following table shows the calculation of the numerator and denominator, as well as the number of common stock equivalents that would have been included in the denominator if they were not anti-dilutive.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


4.    NET LOSS PER COMMON SHARE (CONTINUED)
-------------------------------------------

                                                                      MARCH 31,
                                                           ------------------------------
                                                               2003              2002
                                                           ------------      ------------
Numerator
     Net loss                                              $  (376,827)      $(1,100,878)
     Preferred dividends                                       (48,193)               --
     Beneficial conversion feature of preferred stock         (396,667)         (236,745)
                                                           ------------      ------------
                                                           $  (821,687)      $(1,337,623)
                                                           ============      ============

Denominator
     Weighted average common shares outstanding              5,626,583         5,667,732
                                                           ============      ============

Incremental common shares (not included in
denominator of diluted earnings per share
calculation due to their anti-dilutive nature)
attributable to exercise/conversion of:
     Outstanding options                                     5,666,755         6,035,170
     Preferred stock                                         1,086,571           174,925
                                                           ------------      ------------

                                                             6,753,326         6,210,095
                                                           ============      ============

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

         We have also acquired a 80.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". As of the date of this report, we have completed the development of the MedClose product prototype and in March 2003 successfully concluded animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take two years from the date of this report.

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

         We have financed our activities to date through the sale of our securities. During 2002, we conducted the private placement sale of 264,657 shares of our Series C Preferred Stock, at a price of $8.90 per share, and 110,627 shares of our Series D Preferred Stock, at a price of $9.15 per share, for the total gross proceeds of $3,367,609. During 2002, we also received $317,790 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options. During the first quarter of 2003, we received an additional $1,189,879 of capital from the sale of 130,062 shares of Series D Preferred Stock and $67,990 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of March 31, 2003, we had working capital of $1,741,624. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months. We intend to pursue additional capital over the next 12 months from the sale of our securities. However, we have no agreements or commitments concerning the sale of our securities and there can be no assurance we will be able to obtain sufficient additional capital through the sale of our securities as needed.

Forward Looking Statements

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         During the quarter ended March 31, 2003, we issued 130,062 shares of our Series D Preferred Stock to 18 investors. All investors were accredited investors as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The shares were issued pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Index to Exhibits
                  -----------------
                  Exhibit 99             Section 906 Certification

         (b)      Reports on Form 8-K
                  -------------------
                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CPC of America, Inc.
                                         (Registrant)


Dated:  May 14, 2003                     By:   /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                               and Chief Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Rod A. Shipman
------------------
Rod A. Shipman
Chief Executive Officer