Form 10QSB
period 2003-06-30
CPC OF AMERICA INC
filed 2003-08-14
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

Commission File Number 0-24053

                              CPC of America, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                          11-3320709
------------------------------------       -------------------------------------
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

                      Yes [X]             No  [ ]

         As of August 13, 2003, the Company had 5,766,038 shares of its $.0005 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
                      Yes [ ]             No    [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE(S)
                                                                         -------

ITEM 1.  Financial Statements


Unaudited Condensed Consolidated Balance Sheet at June 30, 2003............F-1
Unaudited Condensed Consolidated Statements of Operations for the
   three month and six month periods ended June 30, 2003 and 2002 and for the period from inception (April 11, 1996) to June 30, 2003.....F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002
   and for the period from inception (April 11, 1996) to June 30, 2003.....F-4
Notes to Unaudited Condensed Consolidated Financial Statements.............F-6

                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     JUNE 30,
                                                                       2003
                                                                 ---------------
                          ASSETS

CURRENT ASSETS:
  Cash and equivalents                                            $   6,459,024
  Prepaid and other                                                      32,186
                                                                 ---------------

TOTAL CURRENT ASSETS                                                  6,491,210

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION $18,338                          679

PATENTS, NET OF ACCUMULATED AMORTIZATION $74,840                        228,660

TRADEMARKS, NET OF ACCUMULATED AMORTIZATION OF $2,699                     3,533
                                                                 ---------------

TOTAL ASSETS                                                      $   6,724,082
                                                                 ===============


            LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Dividends payable                                               $     242,463
                                                                 ---------------

TOTAL CURRENT LIABILITIES                                               242,463
                                                                 ---------------

LONG-TERM SETTLEMENT PAYABLE                                            200,000
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' EQUITY:

  Preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C 341,204 shares 341outstanding                                 341
     Series D  819,351 shares issued and outstanding                        820
  Common stock, 20,000,000 shares authorized, $.0005 par value
    5,766,038 shares issued and outstanding                               2,882
  Additional paid in capital - common                                 7,140,643
  Additional paid in capital - preferred                             14,664,004
  Deficit accumulated during the development stage                  (15,527,071)
                                                                 ---------------

NET SHAREHOLDERS' EQUITY                                             6,281,619
                                                                 ---------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $   6,724,082
                                                                 ===============


    The accompanying notes are an integral part of these condensed financial statements.

                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                    JUNE 30,       JUNE 30,
                                                      2003           2002
                                                ------------------------------

INCOME                                           $        --      $        --

COSTS AND EXPENSES:

Research and development                             748,880          529,713
General and administrative                            96,479           91,976
                                                ------------------------------

OPERATING LOSS                                      (845,359)        (621,689)

OTHER INCOME (EXPENSE):

Interest expense                                      11,095               --
Interest income                                           --            1,397
                                                ------------------------------
                                                      11,095            1,397
                                                ------------------------------

LOSS BEFORE MINORITY INTEREST                       (834,264)        (620,292)

MINORITY INTEREST                                         --               --
                                                ------------------------------
NET LOSS                                         $  (834,264)     $  (620,292)
                                                ==============================

BASIC AND DILUTED NET LOSS PER SHARE             $     (0.47)     $     (0.25)
                                                ==============================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     5,700,529        5,841,278
                                                ==============================


    The accompanying notes are an integral part of these condensed financial statements.

                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                                        CUMULATIVE
                                                                                      FROM INCEPTION
                                                      FOR THE SIX MONTHS ENDED       (APRIL 11, 1996)
                                                     JUNE 30,          JUNE 30,       THROUGH JUNE 30,
                                                       2003              2002              2003
                                                  ----------------------------------------------------
INCOME                                             $         --       $         --       $         --

COSTS AND EXPENSES:

Research and development                              1,046,205          1,433,785          7,582,439
General and administrative                              180,050            290,633          3,359,027
                                                  --------------     --------------     --------------

OPERATING LOSS                                       (1,226,255)        (1,724,418)       (10,941,466)

OTHER INCOME (EXPENSE):

Interest expense                                         14,445                 --              2,141
Interest income                                              --              3,248             61,809
                                                  --------------     --------------     --------------
                                                         14,445              3,248             63,950
                                                   ------------       ------------       ------------

LOSS BEFORE MINORITY INTEREST                        (1,211,810)        (1,721,170)       (10,877,516)

MINORITY INTEREST                                            --                 --              1,120
                                                  --------------       ------------       ------------

NET LOSS                                           $ (1,211,810)      $ (1,721,170)      $(10,876,396)
                                                  ==============     ==============     ==============

BASIC AND DILUTED NET LOSS PER SHARE                      (0.62)             (0.44)
                                                  ==============     ==============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        5,663,556          5,816,891
                                                  ==============     ==============



          The accompanying notes are an integral part of these condensed financial statements.

                                                  F-3


                                  CPC OF AMERICA, INC. AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                           CUMULATIVE
                                                                                         FROM INCEPTION
                                                             FOR THE SIX MONTHS ENDED   (APRIL 11, 1996)
                                                             JUNE 30,       JUNE 30,        JUNE 30,
                                                              2003           2002             2003
                                                          ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (1,211,810)   $ (1,721,170)   $(10,877,115)
  Adjustments to reconcile net income to net cash
   used by operating activities:
  Depreciation and amortization                                 13,304          13,475         109,511
  Amortization of stock option cost                                 --          35,000         280,000
  Contribution of officer's salary                                  --              --          80,000
  Issuance of common stock for services                             --              --         313,700
  Other - net                                                       --              --          38,879
  Decrease (increase) in other assets                           76,023         (40,268)         22,307
  Increase (decrease) in accounts payable                      (21,960)         14,902         200,485
  Increase (decrease) in accrued expenses                      (16,008)             --         187,727
                                                          ---------------------------------------------
Net cash used by operating activities                       (1,160,451)     (1,698,061)     (9,644,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                         (1,500)             --        (132,596)
  Purchase of patent                                                --              --         (14,795)
  Capital expenditures                                              --              --         (15,420)
                                                          ---------------------------------------------
Net cash used by investing activities                           (1,500)             --        (162,811)
                                                          ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes to shareholders                               --              --          73,150
  Payments on note payable to shareholder                           --              --          (3,000)
  Exercise of options and warrants                             174,386         104,324       2,493,075
  Issuance of preferred stock                                6,485,082       2,355,314      12,993,292
  Issuance of common stock                                          --              --         915,200
  Cancellation of common stock                                      --         (72,352)       (200,325)
  Dividend paid                                                     --         (53,125)         (5,051)
                                                          ---------------------------------------------
Net cash provided by financing activities                    6,659,468       2,334,161      16,266,341
                                                          ---------------------------------------------

Net (decrease)increase in cash                               5,497,517         636,100       6,459,024

CASH, BEGINNING OF PERIOD                                      961,507         721,602              --

                                                          ---------------------------------------------
CASH, END OF PERIOD                                       $  6,459,024    $  1,357,702    $  6,459,024
                                                          =============================================


          The accompanying notes are an integral part of these condensed financial statements.

                                                   F-4

                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for note receivable            $         --    $         --    $        150
  Debt to equity conversion                               $         --    $         --    $     77,000
  Acquisition of minority interest                        $         --    $         --    $     33,250
  Sale of Tercero - elimination of goodwill               $         --    $         --    $    (40,000)
  Preferred dividends accrued                             $    114,740    $     47,599    $    242,463
  Preferred dividends paid by issuance of common stock    $         --    $         --    $     43,821
  Acquisition of Med Enclosures for note payable          $         --    $         --    $    250,000
  Settlement of lawsuit through common stock              $         --    $         --    $    288,708
  Acquisition of patent by issuance of common stock       $         --    $         --    $    200,000
  Valuation of beneficial conversion features             $  2,161,694    $    785,104    $  4,330,695




          The accompanying notes are an integral part of these condensed financial statements.

                                                  F-5

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 2003

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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


2.    STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------------

      Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                          For the three months             For the six months
                                             ended June 30,                  ended June 30,
                                     ------------------------------    ------------------------------
                                          2003             2002             2003            2002
                                     -------------    -------------    -------------    -------------
Net loss, as reported                 $  (834,264)     $  (620,292)     $(1,211,810)     $(1,721,170)
Fair value of options                     (66,872)         (94,599)        (133,744)        (189,198)
                                     -------------    -------------    -------------    -------------

Pro forma net loss                    $  (901,136)        (714,891)      (1,345,554)      (1,910,368)
                                     =============    =============    =============    =============

Basic and diluted loss per share      $     (0.48)           (0.26)           (0.64)           (0.47)
                                     =============    =============    =============    =============


3.    SHAREHOLDERS' EQUITY
--------------------------

      During the six month period ended June 30, 2003, the Company issued 708,709 shares of Series D preferred stock for net proceeds of $6,485,082. The Company issued 139,456 shares of common stock valued at $174,386 ($1.125 to $4.63 per share) upon the exercise of options.

4.    NET LOSS PER COMMON SHARE
-------------------------------

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For June 30, 2003 and 2002 all common stock equivalents were anti-dilutive; thus, basic loss per share equals diluted loss per share.

      The following table shows the calculation of the numerator and denominator, as well as the number of common stock equivalents that would have been included in the denominator if they were not anti-dilutive.

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


4.    NET LOSS PER COMMON SHARE (CONTINUED)
-------------------------------------------

                                                               For the three months                    For the six months
                                                                  ended June 30,                         ended June 30,
                                                      -------------------------------------  -------------------------------------
                                                            2003                 2002                  2003                 2002
                                                      -----------------  ------------------  -----------------  ------------------
Numerator
   Net loss                                            $      (834,264)   $       (620,292)   $    (1,211,810)   $     (1,721,170)
   Preferred dividends                                         (66,547)            (31,309)          (114,740)            (47,599)
   Beneficial conversion feature of preferred stock         (1,765,027)           (785,104)        (2,161,694)           (785,104)
                                                      -----------------  ------------------  -----------------  ------------------

                                                       $    (2,665,838)   $     (1,436,705)   $    (3,488,244)   $     (2,553,873)
                                                      =================  ==================  =================  ==================

Denominator
   Weighted average common shares outstanding                5,700,529           5,841,278          5,663,556           5,816,891
                                                      =================  ==================  =================  ==================

Incremental common shares (not included in
denominator of diluted earnings per share
calculation due to their anti-dilutive nature)
attributable to exercise/conversion of:
   Outstanding options                                       5,585,735           5,916,938          5,585,735           5,916,938
   Preferred stock                                           1,546,230             679,355          1,546,230             679,355
                                                      -----------------  ------------------  -----------------  ------------------

                                                             7,131,965           6,596,293          7,131,965           6,596,293
                                                      =================  ==================  =================  ==================


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

         We have not commenced revenue producing operations. As of the date of this report, we are analyzing the potential for the sale of CPCA 2000, Inc., our subsidiary that owns and operates our counterpulsation technologies and products. We expect to commence revenue producing operations subject to FDA approval of MedClose or our decision to move forward with the manufacture and sale of the CPCA 2000. We do not expect to purchase or sell plant or significant equipment during 2003, nor do we expect a significant change in the number of our employees during the remainder of the current fiscal year.

         We have financed our activities to date through the sale of our securities. During 2002, we conducted the private placement sale of 264,657 shares of our Series C Preferred Stock, at a price of $8.90 per share, and 110,627 shares of our Series D Preferred Stock, at a price of $9.15 per share, for the total gross proceeds of $3,367,609. During 2002, we also received $317,790 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options. During the first six months of 2003, we received an additional $6,484,961 of capital from the sale of 708,709 shares of Series D Preferred Stock and $174,387 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of June 30, 2003, we had working capital of $6,248,747. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

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

ITEM 3.  Controls and Procedures
         -----------------------

         During the 90-day period prior to the filing date of this report, management, including the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         During the quarter ended June 30, 2003, we issued 578,647 shares of our Series D Preferred Stock to 111 investors. All investors were accredited investors as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The shares were issued pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

         During the quarter ended June 30, 2003, our Board of Directors and the holders of our outstanding shares of Series D Preferred Stock approved an amendment to the Certificate of Designations relating to the Series D Preferred Stock for purposes of increasing the number of authorized shares of Series D Preferred Stock from 550,000 shares to 820,000 shares.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Index to Exhibits
                  -----------------

                  Exhibit 31.1       Section 302 Certification
                  Exhibit 32.1*      Section 906 Certification

         (b)      Reports on Form 8-K
                  -------------------

                  None.


* Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-QSB and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CPC of America, Inc.
                                      (Registrant)


Dated:  August 13, 2003               By:    /s/ Rod A. Shipman
                                           ------------------------------------
                                             Rod A. Shipman,
                                             President, Chief Executive Officer
                                              and Chief Financial Officer