Form 10QSB
period 2003-09-30
CPC OF AMERICA INC
filed 2003-11-14
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________

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

                                    Yes  X   No
                                        ---     ---
         As of November 14, 2003, the Company had 6,408,347 shares of its $.0005 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one): Yes   No X
                                                                       ---   ---

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE(S)
                                                                         -------
ITEM 1.  Financial Statements


Unaudited Condensed Consolidated Balance Sheet at September 30, 2003.........F-1
Unaudited Condensed Consolidated Statements of Operations for the
   three month and nine month periods ended September 30, 2003 and 2002 and for the period from inception (April 11, 1996) to September 30, 2003..F-2 Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002 and for the period from inception (April 11, 1996) to September 30, 2003.....................F-4
Notes to Unaudited Condensed Consolidated Financial Statements...............F-6

                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                   September 30,
                                                                       2003
                                                                   -------------

                                     ASSETS

CURRENT ASSETS
     Cash and equivalents                                          $  6,504,852
     Prepaid and other                                                   24,434
                                                                   -------------

TOTAL CURRENT ASSETS                                                  6,529,286

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION $17,572                        1,445

PATENTS, NET OF ACCUMULATED AMORTIZATION $81,528                        221,972

TRADEMARKS, NET OF ACCUMULATED AMORTIZATION OF $2,803                     3,428
                                                                   -------------
TOTAL ASSETS                                                       $  6,756,131
                                                                   =============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued dividends                                             $    370,896
     Accounts payable                                                    72,201
                                                                   -------------

TOTAL CURRENT LIABILITIES                                               443,097

LONG TERM SETTLEMENT PAYABLE                                            200,000

SHAREHOLDERS' EQUITY

  Preferred stock, 5,000,000 shares authorized; $.001 par value,
     Series C 314,418 shares issued and outstanding                         314
     Series D 819,336 shares issued and outstanding                         820
  Common stock, 20,000,000 shares authorized, $.0005 par value,
    6,265,539 shares issued and outstanding                               3,132
  Additional paid in capital - Common                                 8,285,134
  Additional paid in capital - Preferred                             14,400,961
  Deficit accumulated during the development stage                  (16,577,327)
                                                                   -------------

NET SHAREHOLDERS' EQUITY                                              6,113,034
                                                                   -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $  6,756,131
                                                                   =============

   The accompanying notes are an integral part of these financial statements

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            September 30,
                                                   -----------------------------
                                                       2003             2002
                                                   -----------------------------

COSTS AND EXPENSES

Research and development                           $   720,448      $   565,048
General and administrative                             227,199          167,240
                                                   -----------------------------
TOTAL COSTS AND EXPENSES                               947,647          732,288
                                                   -----------------------------

OPERATING LOSS                                        (947,647)        (732,288)
                                                   -----------------------------

OTHER INCOME (EXPENSE)

Interest expense                                            --               --
Interest income                                         25,827            3,207
                                                   -----------------------------
                                                        25,827            3,207
                                                   -----------------------------
LOSS BEFORE MINORITY INTEREST                         (921,820)        (729,081)

MINORITY INTEREST                                           --               --
                                                   -----------------------------

NET LOSS                                           $  (921,820)     $  (729,081)
                                                   =============================

BASIC AND DILUTED NET LOSS PER SHARE               $     (0.18)     $     (0.26)
                                                   =============================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                       5,779,795        5,883,767
                                                   =============================

   The accompanying notes are an integral part of these financial statements

                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)

                                                                             Cumulative
                                                  Nine Months Ended        from inception
                                                    September 30,         (April 11, 1996)
                                            -----------------------------   September 30,
                                                 2003            2002           2003
                                            ---------------------------------------------

COSTS AND EXPENSES

Research and development                    $  1,766,653    $  1,998,833    $  8,308,226
General and administrative                       407,964         457,873       3,582,320
                                            ---------------------------------------------
TOTAL COSTS AND EXPENSES                       2,174,617       2,456,706      11,890,546
                                            ---------------------------------------------

OPERATING LOSS                                (2,174,617)     (2,456,706)    (11,890,546)
                                            ---------------------------------------------

OTHER INCOME (EXPENSE)

Interest expense                                    (206)           (129)         (8,748)
Interest income                                   40,478           6,584          98,936
                                            ---------------------------------------------
                                                  40,272           6,455          90,188
                                            ---------------------------------------------

LOSS BEFORE MINORITY INTEREST                 (2,134,345)     (2,450,251)    (11,800,358)

MINORITY INTEREST                                     --              --           1,120
                                            ---------------------------------------------

NET LOSS                                    $ (2,134,345)   $ (2,450,251)   $(11,799,238)
                                            =============================================

BASIC AND DILUTED NET LOSS PER SHARE        $      (0.79)   $      (0.57)
                                            =============================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                 5,711,474       5,839,049
                                            =============================

        The accompanying notes are an integral part of these financial statements
                                           F-3

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                                   Cumulative
                                                                       Nine Months Ended         from inception
                                                                         September 30,          (April 11, 1996)
                                                                 -----------------------------   September 30,
                                                                      2003           2002            2003
                                                                 ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                         $ (2,134,345)   $ (2,450,251)   $(11,799,650)
Adjustments to reconcile net income to net
  cash used by operating activities
     Depreciation and amortization                                     19,332          20,213         115,539
     Amortization of stock option cost                                     --          35,000         280,000
     Contribution of officer's salary                                      --              --          80,000
     Issuance of common stock for services                                 --              --         313,700
     Cashless exercise of options                                     444,669              --         444,669
Other - net                                                                --              --          38,879
     Decrease (increase) in prepaids and other assets                  68,479              --          14,763
     Increase (decrease) in other liabilities                              --        (133,594)             --
     Increase (decrease) in accounts payable                           50,241          27,522         272,686
     Increase (decrease) in accrued liabilities                            --          13,084         203,735
     Increase (decrease) in notes payable                                  --              --              --
                                                                 ---------------------------------------------
Net cash used by operating activities                              (1,551,624)     (2,488,026)    (10,035,679)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                             (1,500)             --        (132,596)
     Purchase of patent                                                    --              --         (14,795)
     Capital expenditures                                                  --              --         (15,420)
                                                                 ---------------------------------------------
Net cash used by investing activities                                  (1,500)             --        (162,811)
                                                                 ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes to shareholders                                   --              --          73,150
     Payments on note payable to shareholder                               --              --          (3,000)
     Exercise of options and warrants                                 611,387         170,433       2,930,076
     Issuance of preferred stock                                    6,485,082       2,355,372      12,993,292
     Issuance of common stock                                              --              --         915,200
     Cancellation of common stock                                          --         (74,321)       (200,325)
     Dividend paid                                                         --         (53,125)         (5,051)
                                                                 ---------------------------------------------
Net cash provided by financing activities                           7,096,469       2,398,359      16,703,342
                                                                 ---------------------------------------------
Net (decrease) increase in cash                                     5,543,345         (89,667)      6,504,852
CASH, BEGINNING OF PERIOD                                             961,507         721,602              --
                                                                 ---------------------------------------------
CASH, END OF PERIOD                                              $  6,504,852    $    631,935    $  6,504,852
                                                                 =============================================
                                                                                                   (continued)

                   The accompanying notes are an integral part of these financial statements


                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)


                                                                                                   Cumulative
                                                                       Nine Months Ended         from inception
                                                                         September 30,          (April 11, 1996)
                                                                 -----------------------------   September 30,
                                                                      2003           2002            2003
                                                                 ---------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Issuance of common stock for note receivable                          --              --             150
     Debt to equity conversion                                             --              --          77,000
     Acquisition of minority interest                                      --              --          33,250
     Sale of Tercero - elimination of goodwill                             --              --         (40,000)
     Preferred dividends accrued                                      227,165          80,438         127,723
     Preferred dividends paid through issuance of common stock         18,071              --          43,821
     Acquisition of Med Enclosures for note payable                        --              --         250,000
     Settlement of lawsuit through common stock                            --              --         288,708
     Acquisition of patent through issuance of common stock                --          53,500         200,000

                   The accompanying notes are an integral part of these financial statements

                                                     F-5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

2.    STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------------

      Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                      For the three months          For the nine months
                                       ended September 30,           ended September 30,
                                   ---------------------------   ---------------------------
                                       2003           2002           2003           2002
                                   ------------   ------------   ------------   ------------

Net loss, as reported              $  (921,820)   $  (729,081)   $(2,134,345)   $(2,450,251)
Fair value of options                  (66,872)       (94,599)      (200,615)      (283,797)
                                   ------------   ------------   ------------   ------------
Pro forma net loss                 $  (988,692)   $  (823,680)   $(2,334,960)   $(2,734,048)
                                   ============   ============   ============   ============
Basic and diluted loss per share   $     (0.19)   $     (0.28)   $     (0.83)   $     (0.62)
                                   ============   ============   ============   ============


3.    SHAREHOLDERS' EQUITY
--------------------------

      During the nine months ended September 30, 2003, the Company issued 708,709 shares of Series D preferred stock for net proceeds of $6,485,082. The Company issued 565,268 shares of common stock upon the exercise of options ($1.125 to $8.00 per share).

4.    NET LOSS PER COMMON SHARE
-------------------------------

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For September 30, 2003 and 2002 all common stock equivalents were anti-dilutive; thus, basic loss per share equals diluted loss per share.

      The following table shows the calculation of the numerator and denominator, as well as the number of common stock equivalents that would have been included in the denominator if they were not anti-dilutive.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

4.    NET LOSS PER COMMON SHARE (CONTINUED)
-------------------------------------------

                                                           For the three months          For the nine months
                                                            ended September 30,           ended September 30,
                                                        ---------------------------   ---------------------------
                                                           2003           2002           2003           2002
                                                        ------------   ------------   ------------   ------------

Numerator
     Net loss                                           $  (921,820)   $  (729,081)   $(2,134,345)   $(2,450,251)
     Preferred dividends                                   (128,433)       (39,199)      (243,173)       (80,438)
     Beneficial conversion feature of preferred stock            --       (785,104)    (2,161,694)      (785,104)
                                                        ------------   ------------   ------------   ------------

                                                        $(1,050,253)    (1,553,384)   $(4,539,212)   $(3,315,793)
                                                        ============   ============   ============   ============

Denominator
     Weighted average common shares outstanding           5,779,795      5,883,767      5,711,474      5,839,049
                                                        ============   ============   ============   ============
Incremental common shares (not included in
  denominator of diluted earnings per share
  calculation due to their anti-dilutive nature)
  attributable to exercise/conversion of:
     Outstanding options                                  5,151,923      5,858,175      5,151,923      5,858,175
     Preferred stock                                      1,876,711        896,931      1,876,711        896,931
                                                        ------------   ------------   ------------   ------------
                                                          7,028,634      6,755,106      7,028,634      6,755,106
                                                        ============   ============   ============   ============

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

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

         We have also acquired an 80.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". As of the date of this report, we have completed the development of the MedClose product prototype and in March 2003 successfully concluded animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take two years from the date of this report.

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

         We have financed our activities to date through the sale of our securities. During 2002, we conducted the private placement sale of 264,657 shares of our Series C Preferred Stock, at a price of $8.90 per share, and 110,627 shares of our Series D Preferred Stock, at a price of $9.15 per share, for the total gross proceeds of $3,367,609. During 2002, we also received $317,790 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options. During the first nine months of 2003, we received an additional $6,485,082 of capital from the sale of 708,709 shares of Series D Preferred Stock and $1,056,055 of capital from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of September 30, 2003, we had working capital of $6,086,189. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         During the quarter ended September 30, 2003, we issued to nine parties 73,689 shares of our common stock upon conversion of 27,530 outstanding shares of our Series C Preferred. All investors were accredited investors as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The shares were issued pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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


                                         CPC of America, Inc.
                                         (Registrant)


Dated:  November 14, 2003                By:  /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                                and Chief Financial Officer