Form 10KSB
period 2003-12-31
CPC OF AMERICA INC
filed 2004-03-30
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-24053


                              CPC OF AMERICA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


     Nevada                                          11-3320709
---------------------------------------------   --------------------------------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


     6336 17th Street Circle East
     Sarasota, Florida                               34243
---------------------------------------------   --------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 727-4370
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH
     TO BE SO REGISTERED                          EACH CLASS IS TO BE REGISTERED

           None                                   N/A
-----------------------------------------   ------------------------------------


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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 29, 2004 was approximately $78,793,682.

The number of shares of the common stock outstanding as of March 29, 2004 was 6,618,352.

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

General
-------

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

         In November 1999, we acquired a 73.3% interest in Med Enclosure, LLC, a limited liability company organized under the laws of the State of Nevada. Pursuant to the terms of an Operating Agreement dated November 5, 1999, we received a 73.3% interest in Med Enclosure in exchange for our promissory note in the original principal amount of $250,000. On April 25, 2000, we retired the note in full by paying $255,208 to Med Enclosure. In September 2002, we increased our percentage interest in Med Enclosure to 80.3% pursuant to a purchase agreement with the minority owner of Med Enclosure by which we acquired from the minority owner an additional 7% membership interest in Med Enclosure in exchange for our issuance of 10,000 shares of our common stock. In October 2002, we organized MedClose Corp., a wholly-owned Nevada corporation, for purposes of conducting the development and commercialization of non-cardiac applications of the MedClose technology.

         In November 2002, we commenced a private placement of shares of our Series D preferred stock, at a price of $9.15 per share, pursuant to Rule 506 under the Securities Act of 1933 ("1933 Act"). Each share of Series D preferred stock was convertible into our common stock at an initial conversion price of $9.15 per share; however, as required pursuant to the terms of the subscription agreement, on June 30, 2003 the conversion price was adjusted to $6.86 per share, such amount representing the lower of (i) seventy-five percent (75%) of the average last ask price of our common stock for the thirty (30) trading days immediately preceding such date as reported on any stock exchange or (ii) $6.86 per share. The Series D preferred stock has no voting rights. In addition, the holders of the shares of Series D preferred stock are entitled to an annual dividend of 5%, payable in either cash or shares of our common stock. In the private placement, we sold a total of 819,336 shares of Series D preferred stock to 38 accredited investors for the gross proceeds of $7,496,925. We applied the proceeds from the sale of the shares towards working capital and the research and development of our cardiology products.

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

         We have engaged Biomed Research, Inc., a medical device design and testing firm located in Lutz, Florida, to conduct the development and testing of the MedClose. As of the date of this report, Biomed has completed the development of a product prototype and in March 2003 successfully concluded animal testing. Since March 2003, we have continued to refine the product design and conduct additional animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take approximately one year from the date of this report.

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

RESEARCH AND DEVELOPMENT

         Since inception through December 31, 2003, our research and development expenses have amounted to approximately $8,996,390, including $2,454,817 spent on research and development in 2003. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services. We acquired the technology for MedClose in the 73.3% acquisition of Med Enclosure, LLC in November 1999.

EMPLOYEES

         As of the date of this report, we employ one person consisting of our one executive officer. We contract with various consultants to provide services to us including engineering, software, testing, regulatory, product development, medical and clinical affairs on a project by project basis.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

         We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

         WE HAVE NOT COMMENCED REVENUE PRODUCING OPERATIONS. We were incorporated in 1996 and to date have not generated any revenues from operations. To date, our activities have included the market analysis and development of our counterpulsation units, the acquisition of our controlling interest in Med Enclosures, LLC and the raising of development and working capital. As a result of the absence of any operating history or revenues, there can be no assurance that we will achieve a significant level of operations and, if so, that such operations can continue to be conducted on a profitable basis.

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR COMPETITIVE PRESSURES FACED BY US MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS. We expect to face significant competition in connection with the marketing of both our counterpulsation units and the MedClose puncture closing device. We are currently aware of four other companies that are currently producing and marketing or intending to market a counterpulsation device similar to ours, all of whom have far greater capital and resources than us. Two of these companies have already begun to market their counterpulsation units in the U.S. and, accordingly, have already obtained some level of market acceptance. In addition, we have several competitors that manufacture and market puncture closure devices, including Perclose, Inc., Kensey Nash, Datascope Corp. and Vascular Solutions, Inc. All of our competitors have greater marketing and financial resources than us and, accordingly, there can be no assurance that we will be able to compete effectively or that competitive pressures faced by us will not materially adversely affect our business, financial condition, and results of operations.

         WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INCUR SIGNIFICANT COSTS IN ATTEMPTING TO DO SO. Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect our proprietary rights. However, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse affect on our business, financial condition and operating results.

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

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the company nor our property are subject to any pending legal proceedings, other than routine litigation incidental to our business

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information
------------------

         Our common stock is listed on the OTC Bulletin Board under the symbol "CPCF." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended December 31, 2003. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.


         QUARTER ENDED                                         HIGH     LOW
         -------------                                        ------   ------
         March 31, 2002                                       $ 6.80   $ 5.70
         June 30, 2002                                        $ 6.17   $ 3.70
         September 30, 2002                                   $ 5.43   $ 3.45
         December 31, 2002                                    $ 8.55   $ 5.00

         March 31, 2003                                       $ 8.00   $ 5.80
         June 30, 2003                                        $12.50   $ 7.90
         September 30, 2003                                   $23.95   $13.25
         December 31, 2003                                    $37.89   $21.10


Holders
-------

         As of March 26, 2004, there were 75 record holders of our common stock.

Dividends
---------

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our Certificate of Designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of Common Stock. During 2003, we paid no cash dividends on the shares of our preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         Item 11 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2003.

Sales of Unregistered Securities
--------------------------------

         During the fiscal year ended December 31, 2003, we sold unregistered shares of our securities in the following transactions:

         During 2003, we issued 73,689 shares of our common stock upon the conversion of 26,786 outstanding shares of Series C preferred stock and related accrued dividends of $18,071. The common shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

         During 2003, we sold 708,709 shares of Series D Preferred Stock to 128 accredited investors for gross proceeds of $6,485,082. The shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

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

         We have not commenced revenue producing operations. As of the date of this report, we are analyzing the potential for the sale of CPCA 2000, Inc., our subsidiary that owns and operates our counterpulsation technologies and products. We expect to commence revenue producing operations subject to FDA approval of MedClose or our decision to move forward with the manufacture and sale of the CPCA 2000. We do not expect to purchase or sell plant or significant equipment during 2004, nor do we expect a significant change in the number of our employees during the year.

         We have financed our activities to date through the sale of our securities. During 2003, we conducted the private placement sale of 708,709 shares of our Series D preferred stock, at a price of $9.15 per share, for the total gross proceeds of $6,485,082. During 2003, we also received $623,250 of gross proceeds from the sale of shares of our common stock in connection with the exercise of outstanding options.

         As of December 31, 2003, we had working capital of $5,428,670. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

Off-Balance Sheet Arrangements
------------------------------

         We do not have any off-balance sheet financing arrangements.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants...........................F-1
Consolidated Balance Sheet at December 31, 2003..............................F-2
Consolidated Statements of Operations for the years ended December
  31, 2003 and 2002 and cumulative from inception (April 11, 1996)
  to December 31, 2003.......................................................F-3
Consolidated Statements of Shareholders' Equity (Deficit)
  from inception (April 11, 1996) to December 31, 2003.......................F-4
Consolidated Statements of Cash Flows for the years ended December
  31, 2003 and 2002 and cumulative from inception (April 11, 1996)
  to December 31, 2003.......................................................F-7
Notes to Consolidated Financial Statements...................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheet of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2003 and for the period from inception (April 11, 1996) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. and subsidiaries as of December 31, 2002, and the results of their consolidated operations and cash flows for each of the years in the two year period ended December 31, 2003 and for the period from inception (April 11, 1996) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                     /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 16, 2004

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet

                                                                   DECEMBER 31,
                                                                       2003
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                            $  3,519,274
   Short term investments                                             2,450,469
   Prepaid expenses                                                     177,816
                                                                   -------------

      TOTAL CURRENT ASSETS                                            6,147,559

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $17,612                     1,405

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $83,327                     220,173

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $2,907                      3,325
                                                                   -------------
                                                                   $  6,372,462
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                $      7,707
   Accrued expenses                                                      10,534
   Settlement payable                                                   200,000
   Accrued dividends payable                                            500,648
                                                                   -------------
      TOTAL CURRENT LIABILITIES                                         718,889
                                                                   -------------

COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' EQUITY
   Preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series C -  314,418 shares issued and outstanding                     314
      Series D -  819,336 shares issued and outstanding                     820
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      6,476,180 shares issued and outstanding                             3,237
   Additional paid-in capital - preferred                            14,425,772
   Additional paid-in capital - common                                8,581,168
   Deficit accumulated during the development stage                 (17,357,738)
                                                                   -------------
      TOTAL SHAREHOLDERS' EQUITY                                      5,653,573
                                                                   -------------
                                                                   $  6,372,462
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

                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Statements of Operations

                                                                              CUMULATIVE
                                                                            FROM INCEPTION
                                               YEAR ENDED DECEMBER 31,     (APRIL 11, 1996)
                                            -----------------------------   TO DECEMBER 31,
                                                2003            2002             2003
                                            -------------   -------------   -------------

Costs and expenses:

  Research and development                  $  2,233,294    $  2,933,730    $  8,774,867

  General and administrative                     593,064         535,531       3,767,420
                                            -------------   -------------   -------------

OPERATING LOSS                                 2,826,358       3,469,261      12,542,287
                                            -------------   -------------   -------------

OTHER INCOME (EXPENSE):

  Interest expense                                    --              --          (8,954)

  Interest income                                 66,892           8,687         125,350
                                            -------------   -------------   -------------

                                                  66,892           8,687         116,396
                                            -------------   -------------   -------------

LOSS BEFORE MINORITY INTEREST                  2,759,466       3,460,574      12,425,891

MINORITY INTEREST                                     --              --           1,120
                                            -------------   -------------   -------------

NET LOSS                                    $  2,759,466    $  3,460,574    $ 12,424,771
                                            =============   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE        $      (0.90)   $      (0.81)
                                            =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                 5,904,416       5,768,032
                                            =============   =============


             The accompanying notes are an integral part of these consolidated financial statements.

                                           F-3

                                          CPC OF AMERICA, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                Consolidated Statements of Shareholders' Equity (Deficit)
                                  From inception (April 11, 1996) to December 31, 2003

                                                             PREFERRED STOCK                                      COMMON STOCK
                                     ------------------------------------------------------------------  ---------------------------
                                          SERIES A              SERIES B                 SERIES C                   SERIES D
                                     -------------------  -------------------  ------------------------   -------------------------
                                      NUMBER               NUMBER                NUMBER                    NUMBER
                                     OF SHARES    TOTAL   OF SHARES   TOTAL     OF SHARES      TOTAL      OF SHARES      TOTAL
                                     ---------  --------  ---------  --------  -----------   ----------   ----------  -------------

BALANCE, DECEMBER 31, 2002                 --   $    --         --   $    --      341,204    $     341      110,627   $        111
   Exercise of options                     --        --         --        --           --           --           --             --
   Conversion of  preferred
     stock and accrued
     dividends into common
     shares                                --        --         --        --      (26,786)         (27)          --             --
   Valuation of beneficial
     conversion feature on
     Series D Preferred                    --        --         --        --           --           --           --             --
   Issuance of preferred
     stock for cash                        --        --         --        --           --           --      708,709            709
   Preferred stock dividend                --        --         --        --           --           --           --             --
   Net loss for 2003                       --        --         --        --           --           --           --             --
                                     ---------  --------  ---------  --------  -----------   ----------   ----------  -------------
 BALANCE DECEMBER 31, 2003                 --   $    --         --   $    --      314,418    $     314      819,336   $        820
                                     =========  ========  =========  ========  ===========   ==========   ==========  =============


(Continued)

                                       COMMON STOCK                                                      DEFICIT
                                  ------------------------               ADDITIONAL     ADDITIONAL     ACCUMULATED        TOTAL
                                                              STOCK       PAID-IN        PAID-IN        DURING THE     SHAREHOLDERS'
                                     NUMBER                   OPTION      CAPITAL-       CAPITAL-       DEVELOPMENT       EQUITY
                                   OF SHARES      TOTAL       COSTS        COMMON        PREFERRED        STAGE          (DEFICIT)
                                  ------------  ----------  ----------  -------------  -------------   -------------   -------------

BALANCE, DECEMBER 31, 2002          5,626,582   $   2,812   $      --   $  6,966,327   $  6,024,678    $(12,046,289)   $    947,980
   Exercise of options                775,909         388          --      1,351,807             --              --       1,352,195
   Conversion of  preferred
     stock and accrued
     dividends into common
     shares                            73,689          37          --        263,034       (244,973)             --          18,071
   Valuation of beneficial
     conversion feature on
     Series D Preferred                    --          --          --             --      2,161,694      (2,161,694)             --
   Issuance of preferred
     stock for cash                        --          --          --             --      6,484,373              --       6,485,082
   Preferred stock dividend                --          --          --             --             --        (390,289)       (390,289)
   Net loss for 2003                       --          --          --             --             --      (2,759,466)     (2,759,466)
                                  ------------  ----------  ----------  -------------  -------------   -------------   -------------
 BALANCE DECEMBER 31, 2003          6,476,180   $   3,237   $      --   $  8,581,168   $ 14,425,772    $(17,357,738)   $  5,653,573
                                  ============  ==========  ==========  =============  =============   =============   =============


                                                     F-4

                                          CPC OF AMERICA, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                Consolidated Statements of Shareholders' Equity (Deficit)
                                  From inception (April 11, 1996) to December 31, 2003

                                                         PREFERRED STOCK                                        COMMON STOCK
                              ------------------------------------------------------------------------   ---------------------------
                                   SERIES A                 SERIES B                  SERIES C                    SERIES D
                              ---------------------   ----------------------   -----------------------   ---------------------------
                               NUMBER                  NUMBER                   NUMBER                     NUMBER
                              OF SHARES     TOTAL     OF SHARES     TOTAL      OF SHARES      TOTAL       OF SHARES        TOTAL
                              ---------   ---------   ---------   ----------   ----------   ----------   ------------   ------------


BALANCE, DECEMBER 31, 1999      79,293    $     79          --    $      --           --    $      --             --    $        --
  Exercise of warrants              --          --          --           --           --           --             --             --
  Exercise of options               --          --          --           --           --           --             --             --
  Issuance of preferred
    stock for cash                  --          --      71,429           71           --           --             --             --
  Valuation of beneficial
    conversion feature on
    Series B Preferred              --          --          --           --           --           --             --             --
  Conversion of Series A
    Preferred into
    common shares              (70,469)        (70)         --           --           --           --             --             --
  Beneficial conversion
    feature on Series A
    Preferred shares                --          --          --           --           --           --             --             --
  Settlement of lawsuit             --          --          --           --           --           --             --             --
  Purchase of patent                --          --          --           --           --           --             --             --
  Stock option costs                --          --          --           --           --           --             --             --
  Amortization of stock
    option cost                     --          --          --           --           --           --             --             --
  Cancellation of common
    shares                          --          --          --           --           --           --             --             --
  Net loss for 2000                 --          --          --           --           --           --             --             --
                              ---------   ---------   ---------   ----------   ----------   ----------   ------------   ------------
BALANCE, DECEMBER 31, 2000       8,824           9      71,429           71           --           --             --             --
  Exercise of options               --          --          --           --           --           --             --             --
  Issuance of common stock
    for services                    --          --          --           --           --           --             --             --
  Issuance of preferred
    stock for cash                  --          --     113,715          114       95,123           95             --             --
  Valuation of beneficial
    conversion feature on
    Series B Preferred              --          --          --           --           --           --             --             --
  Valuation of beneficial
    conversion feature on
    Series C Preferred-             --          --          --           --           --           --             --             --
  Conversion of preferred
    stock and accrued
    dividends into common
    shares                      (8,824)         (9)   (113,715)        (114)          --           --             --             --
  Preferred stock dividend          --          --          --           --           --           --             --             --
  Issuance of common stock          --          --          --           --           --           --             --             --
    options for services            --          --          --           --           --           --             --             --
  Amortization of stock
    option costs                    --          --          --           --           --           --             --             --
  Net loss for 2001                 --          --          --           --           --           --             --             --
                              ---------   ---------   ---------   ----------   ----------   ----------   ------------   ------------

BALANCE, DECEMBER 31, 2001          --          --      71,429           71       95,123           95             --             --
  Exercise of options               --          --          --           --           --           --             --             --
  Conversion of preferred
    stock and accrued
    dividends into common
    shares                          --          --     (71,429)         (71)     (18,576)         (19)            --             --
  Valuation of beneficial
    conversion feature on
    Series C Preferred              --          --          --           --           --           --             --             --
  Cancellations of shares           --          --          --           --           --           --             --             --
  Issuance of preferred
    stock for cash                  --          --          --           --      264,657          265        110,627            111
  Amortization of stock
    option costs                    --          --          --           --           --           --             --             --
  Preferred stock dividend          --          --          --           --           --           --             --             --
  Purchase of Med Enclosure
    Stocks                          --          --          --           --           --           --             --             --
  Net loss for 2002                 --          --          --           --           --           --             --             --
                              ---------   ---------   ---------   ----------   ----------   ----------   ------------   ------------
BALANCE DECEMBER 31, 2002           --    $     --          --    $      --      341,204    $     341        110,627    $       111


(Continued)

                                     COMMON STOCK                                                         DEFICIT
                              ---------------------------                   ADDITIONAL    ADDITIONAL    ACCUMULATED       TOTAL
                                                               STOCK         PAID-IN       PAID-IN       DURING THE    SHAREHOLDERS'
                                 NUMBER                        OPTION        CAPITAL-      CAPITAL-      DEVELOPMENT      EQUITY
                               OF SHARES        TOTAL          COSTS          COMMON      PREFERRED        STAGE         (DEFICIT)
                              ------------   ------------   -------------  ------------  ------------  -------------   ------------


BALANCE, DECEMBER 31, 1999      4,129,533    $     2,065    $        --    $ 1,822,900    $  898,407   $ (2,737,027)   $   (13,576)
  Exercise of warrants            365,500            183             --        639,442            --             --        639,625
  Exercise of options             223,832            113             --        258,528            --             --        258,641
  Issuance of preferred
    stock for cash                     --             --             --             --       624,929             --        625,000
  Valuation of beneficial
    conversion feature on
    Series B Preferred                 --             --             --             --       208,125       (208,125)            --
  Conversion of Series A
    Preferred into
    common shares                 127,447             64             --        598,936      (598,930)            --             --
  Beneficial conversion
    feature on Series A
    Preferred shares                   --             --             --        199,486      (199,486)            --             --
  Settlement of lawsuit            33,333             17             --        199,983            --             --        200,000
  Purchase of patent               47,042             24             --        235,184            --             --        235,208
  Stock option costs                   --             --       (280,000)       280,000            --             --             --
  Amortization of stock
    option cost                        --             --        105,000             --            --             --        105,000
  Cancellation of common
    shares                        (89,000)           (45)            --             --            --             --            (45)
  Net loss for 2000                    --             --             --             --            --     (1,749,444)    (1,749,444)
                              ------------   ------------   -------------  ------------  ------------  -------------   ------------
BALANCE, DECEMBER 31, 2000      4,837,687          2,421       (175,000)     4,234,459       933,045     (4,694,596)       300,409
  Exercise of options             360,394            179             --        413,484            --             --        413,663
  Issuance of common stock
    for services                  100,000             50             --        255,450            --             --        255,500
  Issuance of preferred
    stock for cash                     --             --             --             --     1,841,392             --      1,841,601
  Valuation of beneficial
    conversion feature on
    Series B Preferred                 --             --             --             --       331,636       (331,636)            --
  Valuation of beneficial
    conversion feature on
    Series C Preferred-                --             --             --             --       282,233       (282,233)            --
  Conversion of preferred
    stock and accrued
    dividends into common
    shares                        330,327            165             --      1,081,316    (1,069,887)            --         11,471
  Preferred stock dividend             --             --             --             --            --        (63,397)       (63,397)
  Issuance of common stock             --             --             --             --            --             --             --
    options for services               --             --             --         20,000            --             --         20,000
  Amortization of stock
    option costs                       --             --        140,000             --            --             --        140,000
  Net loss for 2001                    --             --             --             --            --     (1,968,471)    (1,968,471)
                              ------------   ------------   -------------  ------------  ------------  -------------   ------------

BALANCE, DECEMBER 31, 2001      5,628,408          2,815        (35,000)     6,004,709     2,318,419     (7,340,333)       950,776
  Exercise of options             282,480            140             --        317,650            --             --        317,790
  Conversion of preferred
    stock and accrued
    dividends into common
    shares                        241,627            120             --        790,205      (783,495)            --          6,740
  Valuation of beneficial
    conversion feature on
    Series C Preferred                 --             --             --             --      1,122,521    (1,122,521)            --
  Cancellations of shares        (535,933)          (268)            --       (199,732)            --            --       (200,000)
  Issuance of preferred
    stock for cash                     --             --             --             --      3,367,233            --      3,367,609
  Amortization of stock
    option costs                       --             --         35,000             --            --             --         35,000
  Preferred stock dividend             --             --             --             --            --       (122,861)      (122,861)
  Purchase of Med Enclosure
    Stocks                         10,000              5             --         53,495            --             --         53,500
  Net loss for 2002                    --             --             --             --            --     (3,460,574)    (3,460,574)
                              ------------   ------------   -------------  ------------  ------------  -------------   ------------
BALANCE DECEMBER 31, 2002       5,626,582    $     2,812    $        --    $ 6,966,327   $ 6,024,678   $(12,046,289)   $   947,980


                                                     F-5

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Statements of Shareholders' Equity (Deficit)
                             From inception (April 11, 1996) to December 31, 2003

                                               PREFERRED STOCK                         COMMON STOCK
                                 ----------------------------------------------  -------------------------
                                       SERIES A                  SERIES B
                                 -----------------------  ---------------------
                                   NUMBER                  NUMBER                 NUMBER
                                  OF SHARES      TOTAL    OF SHARES   TOTAL      OF SHARES       TOTAL
                                 ------------  ---------  --------  -----------  ----------   ------------

Initial capitalization                    --   $     --        --   $       --   2,400,000    $     1,200
  Issuance of common stock
    for a note                            --         --        --           --     300,000            150
  Issuance of common stock
    for cash                              --         --        --           --     100,000             50
  Issuance of common stock
    for services                          --         --        --           --     764,000            382
  Net loss for 1996                       --         --        --           --          --             --
                                 ------------  ---------  --------  -----------  ----------   ------------
BALANCE, DECEMBER 31, 1996                --         --        --           --   3,564,000          1,782
  Exercise of options                     --         --        --           --      26,666             13
  Issuance of common stock
    for cash and conversion
    of note payable ($77,000)             --         --        --           --     640,000            320
  Payment of note receivable
  Net loss for 1997                       --         --        --           --          --             --
                                 ------------  ---------  --------  -----------  ----------   ------------
BALANCE, DECEMBER 31, 1997                --         --        --           --   4,230,666          2,115
  Exercise of options                     --         --        --           --      57,000             29
  Issuance of common stock
    for cash                              --         --        --           --      40,000             20
  Issuance of preferred
    stock for cash                     8,824          9        --           --          --             --
  Valuation of beneficial
    conversion feature
    on Series A Preferred                 --         --        --           --          --             --
  Contribution of officer's
    salary                                --         --        --           --          --             --
  Net loss for 1998                       --         --        --           --          --             --
                                 ------------  ---------  --------  -----------  ----------   ------------
BALANCE, DECEMBER 31, 1998             8,824          9        --           --   4,327,666          2,164
  Exercise of warrants                    --         --        --           --     209,490            105
  Exercise of options                     --         --        --           --     146,903             73
  Issuance of preferred stock
    for cash                          70,469         70        --           --          --             --
  Preferred stock dividend                --         --        --           --       5,474              3
  Valuation of beneficial
    conversion feature on
    Series A Preferred                    --         --        --           --          --             --
  Repurchase of common shares             --         --        --           --    (560,000)          (280)
  Net loss for 1999                       --         --        --           --          --             --
                                 ------------  ---------  --------  -----------  ----------   ------------
BALANCE, DECEMBER 31, 1999            79,293   $     79   $    --   $       --   4,129,533    $     2,065

(Continued)

                                                                         DEFICIT
                                           ADDITIONAL    ADDITIONAL    ACCUMULATED       TOTAL
                                  STOCK     PAID-IN       PAID-IN      DURING THE    SHAREHOLDERS'
                                  OPTION    CAPITAL-      CAPITAL-     DEVELOPMENT      EQUITY
                                  COSTS      COMMON      PREFERRED       STAGE         (DEFICIT)
                                 -------  ------------  ------------  ------------   ------------


Initial capitalization           $   --   $        --   $        --   $        --    $     1,200
  Issuance of common stock
    for a note                       --            --            --            --            150
  Issuance of common stock
    for cash                         --         4,950            --            --          5,000
  Issuance of common stock
    for services                     --        37,818            --            --         38,200
  Net loss for 1996                  --            --            --       (59,079)       (59,079)
                                 -------  ------------  ------------  ------------   ------------
BALANCE, DECEMBER 31, 1996           --        42,768            --       (59,079)       (14,529)
  Exercise of options                --        29,987            --            --         30,000
  Issuance of common stock
    for cash and conversion
    of note payable ($77,000)        --       927,680            --            --        928,000
  Payment of note receivable
  Net loss for 1997                  --            --            --      (457,829)      (457,829)
                                 -------  ------------  ------------  ------------   ------------
BALANCE, DECEMBER 31, 1997           --     1,000,435            --      (516,908)       485,642
  Exercise of options                --       114,971            --            --        115,000
  Issuance of common stock
    for cash                         --        57,980            --            --         58,000
  Issuance of preferred
    stock for cash                   --            --        74,991            --         75,000
  Valuation of beneficial
    conversion feature
    on Series A Preferred            --            --        25,000       (25,000)            --
  Contribution of officer's
    salary                           --        80,000            --            --         80,000
  Net loss for 1998                  --            --            --      (640,580)      (640,580)
                                 -------  ------------  ------------  ------------   ------------
BALANCE, DECEMBER 31, 1998           --     1,253,386        99,991    (1,182,488)       173,062
  Exercise of warrants               --       366,503            --            --        366,608
  Exercise of options                --       177,289            --            --        177,362
  Issuance of preferred stock
    for cash                         --            --       598,930            --        599,000
  Preferred stock dividend           --        25,722            --       (25,725)            --
  Valuation of beneficial
    conversion feature on
    Series A Preferred               --            --       199,486      (199,486)            --
  Repurchase of common shares        --            --            --            --           (280)
  Net loss for 1999                  --            --            --    (1,329,328)    (1,329,328)
                                 -------  ------------  ------------  ------------   ------------
BALANCE, DECEMBER 31, 1999       $   --   $ 1,822,900   $   898,407   $(2,737,027)   $   (13,576)


                                                     F-6

                           Consolidated Statements of Cash Flows
                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)

                                                                                               CUMULATIVE
                                                                                             FROM INCEPTION
                                                                 YEAR ENDED DECEMBER 31,    (APRIL 11, 1996)
                                                              -----------------------------  TO DECEMBER 31,
                                                                  2003             2002             2003
                                                              -------------   -------------   -------------
Cash flows from operating activities:
  Net loss                                                    $ (2,759,466)   $ (3,460,574)   $(12,424,771)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                   21,274          31,728         117,481
    Amortization of stock option costs                                  --          35,000         280,000
    Contribution of officer's salary                                    --              --          80,000
    Issuance of common stock and options for services                   --              --         313,700
    Other                                                               --              --          38,879
    Decrease (increase) in other assets                            (70,329)        (37,102)       (124,045)
    Increase (decrease) in accounts and other payable              (13,546)        204,717         208,899
    (Decrease) increase in accrued expenses                         (5,474)        (19,265)        198,261
                                                              -------------   -------------   -------------
    Net cash used by operating activities                       (2,827,541)     (3,245,496)    (11,311,596)
                                                              -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                            (2,450,469)             --      (2,450,469)
  Purchase of patent                                                    --              --         (14,795)
  Capital expenditures                                              (1,500)             --        (148,016)
                                                              -------------   -------------   -------------
    Net cash used by investing activities                       (2,451,969)             --      (2,613,280)
                                                              -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                       --              --          73,150
  Payments on note payable to shareholder                               --              --          (3,000)
  Exercise of options and warrants                               1,352,195         317,790       3,670,884
  Issuance of preferred stock                                    6,485,082       3,367,609      12,993,292
  Issuance of common stock                                              --              --         915,200
  Dividends                                                             --              --          (5,051)
  Cancellation of common stock                                          --        (200,000)       (200,325)
                                                              -------------   -------------   -------------
    Net cash provided by financing activities                    7,837,277       3,485,399      17,444,150
                                                              -------------   -------------   -------------

Net increase (decrease) in cash                                  2,557,767         239,903       3,519,274
CASH, BEGINNING OF PERIOD                                          961,507         721,604              --
                                                              -------------   -------------   -------------
CASH, END OF PERIOD                                           $  3,519,274    $    961,507    $  3,519,274
                                                              =============   =============   =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                $         --    $         --    $        150
  Debt to equity conversion                                   $         --    $         --    $     77,000
  Acquisition of minority interest                            $         --    $         --    $     33,250
  Sale of Tercero - elimination of goodwill                   $         --    $         --    $    (40,000)
  Preferred dividends accrued                                 $    372,925    $     80,848    $    500,648
  Preferred dividends paid through issuance of common stock   $     18,071    $      6,625    $     61,892
  Acquisition of Med Enclosures for note payable              $         --    $         --    $    250,000
  Acquisition of patent paid by issuance of common stock      $         --    $     53,500    $    288,708
  Settlement of lawsuit by issuance of common stock           $         --    $         --    $    200,000
  Valuation of beneficial conversion features                 $  2,161,694    $  1,122,521    $  4,330,695


             The accompanying notes are an integral part of these consolidated financial statements.

                                           F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

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

     During 2002, the Company formed Med Close Corp ("MCC"); operations have not commenced.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

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

     Cash and equivalents, short-term investments and other cash flow statement
     --------------------------------------------------------------------------
     supplemental information
     ------------------------

     The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Short term investments are bank certificates of deposit with original terms in excess of three months. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

     No income taxes have been paid since inception. Payments of $8,954 for interest have been made since inception; none in 2002 or 2003.

     Patents and trademarks
     ----------------------

     Patents and trademarks are stated at cost and amortized using the straight-line method over their economic useful life, which is estimated at ten and fifteen years, respectively. Amortization expense was $20,649 in 2003 and $27,003 in 2002.

     Equipment
     ---------

     Depreciation expense is provided over the estimated useful life of 5 years using accelerated methods. Depreciation expense was $625 in 2003 and $4,725 in 2002.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Intangibles and long-lived assets
     ---------------------------------

     Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

                                                         2003             2002
                                                       ---------       ---------
Patents
       Gross carrying amount                           $303,500        $303,500
                                                       =========       =========
       Accumulated amortization                        $ 83,327        $ 63,093
                                                       =========       =========
       Amortization expense                            $ 20,234        $ 26,588
                                                       =========       =========

Trademark
       Gross carrying amount                           $  6,232        $  6,232
                                                       =========       =========
       Accumulated amortization                        $  2,907        $  2,492
                                                       =========       =========
       Amortization expense                            $    415        $    415
                                                       =========       =========


     Amortization of intangibles is expected to be approximately $27,000 in each of the next five years.

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

     Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                        2003            2002
                                                     ------------   ------------
        Net loss
               As reported                           $(2,759,466)   $(3,460,574)
               Stock compensation, fair value        $   267,487    $   378,936
               Pro forma                             $(3,026,953)   $(3,838,970)
        Basic and fully diluted loss per share
               As reported                           $     (0.90)   $     (0.81)
               Pro forma                             $     (1.05)   $     (0.88)


     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1996, respectively: risk-free interest rate of 6% and 9%; volatility of 50% and 200%; and a weighted fair value of $1.26 and $.001.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------------------

     Basic and diluted net loss per share
     ------------------------------------

     Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2003 and 2002 all common stock equivalents were anti-dilutive.

     Recent accounting pronouncements
     --------------------------------

     During the year ended December 31, 2003, the Financial Accounting Standards Board ("FASB") issued various accounting standards and interpretations, including FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), Interpretation No.46 ("FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" and Interpretation No.46-R "Consolidation of Variable Interest Entities" ("FIN 46-R"). Adoption of these standards and interpretations has not had a material effect on the Company's financial condition, results of operations or liquidity.

2.   SHAREHOLDERS' EQUITY (DEFICIT)
-----------------------------------

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
-----------------------------------------------

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

     Series C Preferred stock
     ------------------------

     In October 2001, the Company offered in a private placement memorandum Series C preferred stock at $8.90 per share. As of December 31, 2002, the Company sold 359,780 shares for proceeds of $3,202,042. The Company recorded the beneficial conversion feature totaling $1,067,337 at the date of issuance. The Series C Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series C share is convertible into one common share until June 30, 2002, when the conversion price will be adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. The conversion price was calculated at $3.57 per share. During the fourth quarter of 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. Accrued dividends of $242,192 on the 314,418 outstanding shares remain unpaid at December 31, 2003.

     Series D Preferred stock
     ------------------------

     In November 2002, the Company offered in a private placement memorandum Series D preferred stock at $9.15 per share. As of December 31, 2003, the Company sold 819,336 shares for proceeds of $7,496,924. The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend which may be payable in cash or common stock. Each Series D share is convertible into one common share until June 30, 2003, when the conversion price will be adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     2.  SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED
     ---------------------------------------------

     Series D Preferred stock (continued)
     ------------------------------------

     immediately preceding such date, according to the terms of the original agreement. Accrued dividends of $258,457 on the 819,336 outstanding shares remain unpaid at December 31, 2003.

     Common stock
     ------------

     During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares.

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

     In March 1997, the Company offered in a private placement memorandum 35 units at $29,000 per unit. Each unit consists of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10,1999 until December 31, 2000. As of December 31, 1998, the Company had sold 34 units, including 3 units in conversion of a note payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into 3 units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance. During 1999, warrants to purchase 209,490 common shares were exercised. During 2000, warrants to purchase 365,500 common shares were exercised and the remaining balance of 785,010 at December 31, 2000 were not converted and therefore expired.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

     Stock options
     -------------

     Options to purchase the Company's common stock have been granted at prices at or above the fair value of the Company's common stock at the time of grant. The following information applies to all options outstanding at December 31, 2003:

                            Average      Weighted                    Weighted
     Exercise   Options    remaining      average       Number       average
       Price  Outstanding life (years) exercise price exercisable exercise price
     -------- ----------- ------------ -------------- ----------- --------------
     $ 1.125     971,663       2       $       1.125     971,663  $       1.125
     $  2.50   3,900,492       4       $        2.50   3,900,492  $        2.50
     $  5.50      69,127       1       $        5.50      69,127  $        5.50



     A summary of option activity follows.

                                       Number of    Exercise Price
                                        Options        Per Share      Expiration
                                   --------------   ---------------   ----------
Inception (April 11, 1996)                    --           --             --
Granted                                4,420,000     $1.125 - 1.25    997 - 2006
                                   --------------   ---------------
Outstanding at December 31, 1996       4,420,000     $1.125 - 1.25    997 - 2006

Exercised                              (26,666)         $1.125
Expired                                (200,000)         $1.18
                                   --------------   ---------------
Outstanding at December 31, 1997       4,193,334     $1.125 - 1.25       2006

Granted                                4,152,000     $1.25 - 9.00        2008
Exercised                              (57,000)      $1.125 - 2.50
Canceled                              (1,173,334)       $1.125
                                   --------------   ---------------
Outstanding at December 31, 1998       7,115,000     $1.125 - 9.00   2003 - 2008

Granted                                 25,000           $5.50           2004
Exercised                              (146,903)     $1.125 - 2.50
Canceled                               (490,000)        $1.125
                                   --------------   ---------------
Outstanding at December 31, 1999       6,503,097     $1.125 - 9.00   2003 - 2008

Granted                                 175,000      $5.00 - $5.75
Exercised                              (223,832)     $1.125 - 2.50
                                   --------------   ---------------
Outstanding at December 31, 2000       6,454,265     $1.125 - 9.00   2003 - 2008

Granted                                 15,800           $2.50           2004
Exercised                              (360,394)     $1.125 - 2.50
                                   --------------   ---------------
Outstanding at December 31, 2001       6,109,671     $1.125 - 9.00   2003 - 2008

Exercised                              (282,480)        $1.125
Canceled                               (100,000)         $5.50
                                   --------------   ---------------
Outstanding at December 31, 2002       5,727,191     $1.125 - 9.00   2003 - 2008

Exercised                              (775,909)     $1.125 - 9.00
Canceled                               (10,000)          $8.00
                                   --------------   ---------------
Outstanding at December 31, 2003       4,941,282     $1.125 - 5.50   2004 - 2008
                                   ==============   ===============

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.   SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
-----------------------------------------------

     Stock options (continued)
     -------------------------

     The following information applies to employee options outstanding at December 31, 2003:

                                     Average         Weighted                          Weighted
       Exercise       Options       remaining         average          Number           average
        Price       Outstanding    life (years)   exercise price     exercisable    exercise price
      ----------   --------------  -------------  ----------------  --------------  ----------------

      $   1.125           69,886        2         $         1.125          69,886   $         1.125
      $    2.50        1,909,190        4         $          2.50       1,909,190   $         2.50


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


3.    BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------------

                                                                 2003            2002
                                                              ------------   ------------
BASIC AND DILUTED LOSS PER SHARE:

  Numerator
      Net loss                                                $(2,759,466)   $(3,460,574)
      Preferred dividend                                         (390,289)      (116,121)
      Beneficial conversion feature preferred stock            (2,161,694)    (1,122,521)
                                                              ------------   ------------

                                                              $(5,311,449)   $(4,699,216)
                                                              ============   ============
  Denominator
      Basic and diluted weighted average number of
      common shares outstanding during the period               5,904,416      5,768,032
                                                              ============   ============

  Basic and diluted loss per share                            $     (0.90)   $     (0.81)
                                                              ============   ============

  Incremental common shares (not included in denominator
  of diluted earnings per share calculation due to their
  antidilutive nature) attributable to exercise/conversion
  of:
         Outstanding options                                    4,941,282      5,727,191
         Preferred stock                                        1,876,751        961,248
                                                              ------------   ------------

                                                                6,818,033      6,688,439
                                                              ============   ============

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


4.   INCOME TAXES
-----------------

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At December 31, 2003, the Company has an estimated net operating loss carryforward for federal tax purposes of $9,667,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2022. The Company had deferred tax assets of $3,384,000 and $2,606,000 at December 31, 2003 and 2002, respectively, relating to its net operating loss. A 100% valuation allowance, which increased by $778,000 in 2003, has been recognized to offset the related deferred tax asset due to the uncertainty of realizing the benefit.

5.   COMMITMENTS AND CONTINGENCIES
----------------------------------

     Consulting agreement
     --------------------

     In January 1997, the Company entered into a consulting agreement with its strategic consultant, a majority shareholder, for five years at $5,000 per month. This agreement was revised in November 1997 to $8,000 per month, in April 1998 to $10,000 per month and for an additional five years, and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base monthly compensation was $18,333 in 2001 and $19,250 in 2002. For 2003, base monthly compensation was $31,797 plus a bonus of $175,000.

     In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were granted under the April 1998 revision agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years.

     The Company has entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties. The Company made payments to the strategic consultant amounting to $672,164 in 2003 and $692,734 in 2002 under these agreements.

     Employment agreement
     --------------------

     In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provides for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company. The agreement was revised in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base monthly compensation was $18,333 in 2001 and $19,250 in 2002. For 2003, base monthly compensation was $31,797 plus a bonus of $175,000.

     In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were granted under the April 1998 agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting on the grant date and are exercisable for ten years.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
----------------------------------------------

     Royalty agreements
     ------------------

     In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to .0075% on net sales of certain MED products, as defined. In July 2001, these agreements were amended to increase the royalties to 1.5% of net sales of certain MED products, as defined. To date, MED has not had any sales.

     In October 2002, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to 2.5% on net sales of certain MCC products, as defined. To date, MCC has not had any sales.

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

     Office Lease
     ------------

     The Company leases its office space under a one-year lease at $1,100 per month. The lease expires November 30, 2004. Actual rent expense was $12,500 in 2003 and $12,100 in 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization with one full time employee, the effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are our directors and officers.


        NAME           AGE                      POSITION
-------------------- -------  --------------------------------------------------

Rod A. Shipman         53     President, Secretary, Treasurer and Director
Rafe Cohen             56     Director
William C. Lievense    56     Director


         Mr. Shipman has been our President and Chief Executive Officer since January 1997, became Secretary in July 1997 and treasurer in September 2000 and has been a director of our company since its inception in May 1996. Mr. Shipman has over 20 years of experience in the medical industry. From August 1994 to September 1999, Mr. Shipman was President and Chief Executive Officer of R.A. Shipman & Associates, L.L.C., a health care consulting firm. From January 1993 to July 1994 he served as Senior Vice President and Chief Operating Officer of MRI Medical Diagnostics, a Colorado corporation that provided imaging and nuclear medical services and operated a senior retirement facility. Mr. Shipman also served as a director of that company from May 1993 to June 1994. From January 1991 to September 1992, Mr. Shipman served as the President and Chief Operating Officer of Southern California Imaging Services, a private mobile diagnostic imaging and service company. From 1978 to 1990 he served in various positions including Business Manager, Controller, Account Executive and District General Manager with Philips Medical Systems, CGR Medical Systems, ADAC Laboratories and Picker, all medical imaging companies. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California. He currently serves as a director on several small privately held companies in real estate and environmental companies.

         Mr. Cohen has served as our director since July 1998. Mr. Cohen served as treasurer from July 1998 to September 2000. Mr. Cohen is a certified public accountant and has owned and managed his own accounting practice since 1974. Mr. Cohen also currently serves as President of Galaxy Theaters. Mr. Cohen received a Masters Degree in Business Taxation from the University of Southern California in 1976 and a Masters Degree in Finance from the University of California, Los Angeles in 1972.

         Mr. Lievense has served as our director since October 1996. He has approximately 26 years of experience in the medical industry. Mr. Lievense was the President and Chief Executive Officer of Columbia/Doctors Hospital of Sarasota, Florida, and its predecessor, Galen Health Care Corporation from 1993 to his recent retirement in January 2000. Mr. Lievense has worked for Humana, Inc., a nationwide owner and operator of hospitals and healthcare facilities, for 20 years, serving as its Vice President and Assistant Regional Manager from 1988 to 1993. He also worked for American Inhalation Representatives, Inc., a respiratory services company in Birmingham, Alabama. Mr. Lievense received a Bachelor of Arts degree in Sociology from Alma College in Alma, Michigan and received a Masters degree in Business Administration from the University of Louisville, Kentucky.

         All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

KEY CONSULTANTS TO THE COMPANY

         The CTM Group, Inc., has a consulting contract to provide strategic planning services to our company. Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is a former founder of our company and served as our President, Treasurer and Chairman of the Board from April 1996 to January 1997. Mr. Shabty was a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida. He is a former director of TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the Founder, Chairman of the Board and Chief Executive Officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. From October 1993 to September 1994, Mr. Shabty served as Executive Vice President of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. We made payments to CTM Group amounting to $672,164 in 2003 and $692,734 in 2002.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee nor do we have a financial expert.

CODE OF ETHICS

         We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 6336 17th Street Circle East, Sarasota, Florida 34243.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001.


                                      ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            ----------------------------------------  ------------------------------
    NAME AND POSITION        YEAR    SALARY   BONUS   OTHER ANNUAL    RESTRICTED    COMMON SHARES      ALL OTHER
                                                      COMPENSATION       STOCK       UNDERLYING      COMPENSATION
                                                                      AWARDS ($)   OPTIONS GRANTED
                                                                                     (# SHARES)
--------------------------- ----------------------------------------  ------------------------------ --------------
Rod A. Shipman, President    2003  $381,557  $175,000     9,000          -0-            -0-                -0-
and Chief Executive          2002  $409,095
Officer                      2001  $278,685    -0-         -0-           -0-            -0-            $54,500(1)


                     OPTION/SAR GRANTS IN 2003 FISCAL YEAR
                               INDIVIDUAL GRANTS
-------------------------------------------------------------------------------
    NAME      NUMBER OF     % OF TOTAL OPTIONS/   EXERCISE OR   EXPIRATION DATE
              SECURITIES     SARS GRANTED TO      BASE PRICE
              UNDERLYING       EMPLOYEES IN        ($/SH)
             OPTIONS/SARS      FISCAL YEAR
             GRANTED (#)
----------  --------------  -------------------  -------------  ---------------
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
                                                                                FY-END (#)

                                                                               EXERCISABLE/         EXERCISABLE/
                                                                              UNEXERCISABLE         UNEXERCISABLE
-------------------------------   ------------------   ------------------    -----------------    ------------------
Rod A. Shipman, President and               258,652        $311,174          1,379,076/600,000     $49,646,736/
Chief Executive Officer                                                                            $21,600,000(2)


(1) Represents bonus of 25,000 shares of common stock valued at $2.18 per share, the closing price of the Common Stock on the date of grant.
(2) Based on a closing price of $36.00 per share for our common stock as quoted on the OTC Bulletin Board on December 30, 2003.


         COMPENSATION OF DIRECTORS. At the present time, directors receive no compensation for serving as directors of the company, however, we may in the future begin to compensate our non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings. From time to time, we may engage certain members of our board of directors to perform services on our behalf and will compensate such persons for the services which they perform.

         EMPLOYMENT AGREEMENTS. On April 23, 1998, we entered into an Employment Agreement with Rod A. Shipman to serve as our President and Chief Executive Officer. Pursuant to the terms of that employment agreement, Mr. Shipman received an annual salary of $120,000. Effective April 1, 1999, Mr. Shipman and we amended the terms of his employment agreement to increase annual compensation to $220,000 and to permit Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. Effective January 1, 2003, Mr. Shipman and us further amended the agreement to increase annual compensation to $354,312. Pursuant to his employment agreement with us, Mr. Shipman received options to purchase 2,000,000 shares of our common stock at an exercise price of $2.50 per share, of which options to purchase 200,000 were immediately exercisable and options to purchase 200,000 shares vest and first become exercisable on April 23 on each of the next nine anniversaries of the date of grant. The options expire on April 22, 2008. The Employment Agreement is for a term of ten years, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement .

         In July 2000, our board of directors approved, and caused our 80.3% subsidiary, Med Enclosure LLC, to award, a bonus to Mr. Shipman in the form of a royalty on the net sale of products of Med Enclosure LLC derived from two of its three patents. Mr. Shipman will receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved an amendment to the royalty agreement increasing the royalty payable to Mr. Shipman to one and one-half percent (1.5%) on all net sales. In October 2002, our board of directors approved, and caused our wholly-owned subsidiary, Med Close Corp., to award a bonus to Mr. Shipman in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales of products of Med Close Corp.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 29, 2004 by
(i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

            NAME AND ADDRESS                NUMBER OF SHARES  PERCENTAGE OWNED
                                            ----------------  ------------------

Rod A. Shipman(1) (2)                            1,646,748         21.04%
Rafe Cohen(1)                                       62,000          1.00%
William C. Lievense(1)                             100,000          1.54%
CTM Group, Inc.(3)(4)                            2,830,406         33.61%
Leslie J. Kessler(5)(6)                            867,000         12.68%
All officers and directors as a group (three     1,808,748         23.11%
persons)

_______________

(1)  Address is 6336 17th Street Circle East, Sarasota, Florida 34243.

(2) Includes options granted to Mr. Shipman to purchase 1,350,000 shares of Common Stock. Does not include options to purchase 600,000 shares of Common Stock, which are subject to vesting.

(3)  Address is 1350 East Flamingo, #800, Las Vegas, Nevada 89119.

(4) Includes options granted to the CTM Group to purchase 1,945,185 shares of Common Stock. Does not include options to purchase 600,000 shares of Common Stock, which are subject to vesting.

(5)  Address is 11 Hedgerow Lane, Jericho, New York 11753.

(6) Includes an option granted to Ms. Kessler to purchase 357,000 shares of Common Stock.

Equity Compensation Plans
-------------------------

         The following table sets forth certain information as of December 31, 2003 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon          Weighted- Average             Number of Common
                                Exercise of Outstanding          Exercise Price of             Shares Remaining
      Plan Category                     Options                 Outstanding Options         Available for Issuance
--------------------------     --------------------------     -------------------------     ------------------------

Equity  compensation plan              1,040,790                       $1.42                       3,175,534
approved by shareholders

Equity  compensation plan              3,900,492                       $2.50                          N/A
not approved by
shareholders (1)


(1) Represents shares of common stock issuable to Rod Shipman and CTM Group, Inc. pursuant to an employment agreement and consulting agreement, respectively, entered into with us.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In October 2002, our board of directors approved, and caused our wholly-owned subsidiary, Med Close Corp., to award a bonus to Mr. Shipman and CTM Group, Inc. each in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales of products of Med Close Corp. CTM Group beneficially owns approximately 33.6% of our outstanding common shares.

         During 2002 and 2003, we entered into various agreements with CTM Group for research and development of additional various applications of our proprietary intellectual property. We made payments to CTM Group amounting to $672,164 in 2003 and $692,734 in 2002.


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

      10.12 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and Rod A. Shipman (6)

      10.13 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and CTM Group, Inc. (6)

      10.14 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and Rod A. Shipman (7)

      10.15 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and CTM Group, Inc. (7)

      10.16 Product Development Services Agreement between Biomed Research, Inc. and Med Enclosure LLC (8)

      10.17 Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the Company (9)

      10.18 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and CTM Group, Inc. (9)

      10.19 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and Rod A. Shipman (9)

      10.20 Royalty Agreement dated October 29, 2002 between MED Close Corp. and CTM Group, Inc. (9)

      10.21 Royalty Agreement dated October 29, 2002 between MED Close Corp. and Rod A. Shipman (9)

      10.22 Agreement dated October 29, 2002 between Med Close Corp. and Med Enclosure LLC (9)

      10.23 Amendment No. 2 dated January 1, 2003 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (10)

      10.24 Amendment No. 2 dated January 1, 2003 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc.(10)

      21.1      List of Subsidiaries

      23.1      Consent of Independent Certified Public Accountants

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999.

(5) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999 filed with the Securities and Exchange Commission on August 9, 1999.

(6) Previously filed as part of the Company's annual report on Form 10-KSB (SEC File No. 0-24053) for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001.

(7) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 11, 2001.

(8) Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

(9) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 19, 2002.

(10) Previously filed a part of the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

(b)  REPORTS ON FORM 8-K.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our board of directors has selected Cacciamatta Accountancy Corporation as our independent accountants to audit our consolidated financial statements for the fiscal year 2004. Cacciamatta Accountancy Corporation previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to us by Cacciamatta Accountancy Corporation for the years ended December 31, 2003 and 2002 were as follows:

              Services Provided                         2003            2002
              ------------------------------------  -------------  -------------
              Audit Fees..........................     $54,000         $54,000
              Audit Related Fees..................       $-0-            $-0-
              Tax Fees............................       $-0-            $-0-
              All Other Fees......................       $-0-            $-0-
                      Total.......................       $-0-            $-0-

         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. There were no fees billed for the years ended December 31, 2003 and 2002 for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. There were no billed for the years ended December 31, 2003 and 2002 for services other than the services described above.

PRE-APPROVAL POLICIES AND PROCEDURES

         We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Cacciamatta Accountancy Corporation and the estimated fees related to these services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CPC OF AMERICA, INC.

Date:  March 30, 2004                   By: /s/ Rod A. Shipman
                                            -----------------------------------
                                            Rod A. Shipman, President and Chief
                                            Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                  Date
---------                  -----                                  ----

   /s/ Rod A. Shipman      President, Chief Financial Officer,    March 30, 2004
------------------------   Secretary, Treasurer and Principal
ROD A. SHIPMAN             Accounting Officer and Director

   /s/ Rafe Cohen          Director                               March 30, 2004
------------------------
RAFE COHEN

                           Director
------------------------
WILLIAM LIEVENSE