Form 10QSB
period 2004-03-31
CPC OF AMERICA INC
filed 2004-05-17
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________

Commission File Number 0-24053

                              CPC of America, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                     11-3320709
--------------------------------------     -------------------------------------
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

                                Yes [X]   No [ ]

         As of May 14, 2004, the Company had 6,688,621 shares of its $.0005 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                                                 Yes [ ]  No [X]

                                  PART 1 - FINANCIAL INFORMATION

                                                                                          PAGE(S)
                                                                                          -------
Item 1.  Financial Statements


Unaudited Condensed Consolidated Balance Sheet at March 31, 2004..............................F-1
Unaudited Condensed Consolidated Statements of Operations for the
   three month periods ended March 31, 2004 and 2003
   and for the period from inception (April 11, 1996) to March 31, 2004.......................F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003
   and for the period from inception (April 11, 1996) to March 31, 2004.......................F-3
Notes to Unaudited Condensed Consolidated Financial Statements................................F-5

                                               -2-

                        CPC OF AMERICA, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                                      MARCH 31, 2004
                                                                     ----------------
                                        ASSETS

CURRENT ASSETS:
  Cash and equivalents                                               $     2,850,543
  Short term investments                                                   2,465,251
  Prepaid and other                                                            7,717
                                                                     ----------------
TOTAL CURRENT ASSETS                                                       5,323,511

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION $17,860                             1,157
PATENTS, NET OF ACCUMULATED AMORTIZATION $88,386                             215,114
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION OF $3,010                          3,221
                                                                     ----------------

TOTAL ASSETS                                                         $     5,543,003
                                                                     ================

                          LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued Expenses                                                   $        63,253
  Deposits                                                                    67,500
  Dividends Payable                                                          629,406
  Note Payable                                                               200,000
                                                                     ----------------
TOTAL CURRENT LIABILITIES                                                    960,159
                                                                     ----------------

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C 359,780 shares issued and outstanding                              314
     Series D 819,351 shares issued and outstanding                              820
  Common stock, 20,000,000 shares authorized, $.0005 par value
     6,599,005 shares issued and outstanding                                   3,298
  Additional Paid in capital - Common                                      8,797,417
  Additional Paid in capital - Preferred                                  14,425,772
  Deficit accumulated during the development stage                       (18,644,777)
                                                                     ----------------

NET SHAREHOLDERS' EQUITY                                                   4,582,844
                                                                     ----------------


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                             $     5,543,003
                                                                     ================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                         F-1

                                  CPC OF AMERICA, INC. AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                                                             CUMULATIVE
                                                        THREE MONTHS ENDED                 FROM INCEPTION
                                                              MARCH 31,                   (APRIL 11, 1996)
                                               -------------------------------------        TO MARCH 31,
                                                       2004                 2003                2004
COSTS AND EXPENSES
Research and development                       $     1,130,243      $       291,986      $     9,905,110
General and administrative                              50,622               88,192            3,818,042
                                               ----------------------------------------------------------
TOTAL COSTS AND EXPENSES                             1,180,865              380,178           13,723,152
                                               ----------------------------------------------------------

OPERATING LOSS                                      (1,180,865)            (380,178)         (13,723,152)

OTHER INCOME (EXPENSE)
Interest                                                    --                   --               (8,954)
Interest                                                22,583                3,351              147,933
                                               ----------------------------------------------------------
                                                        22,583                3,351              138,979

LOSS BEFORE MINORITY INTEREST                       (1,158,282)            (376,827)         (13,584,173)

MINORITY INTEREST                                           --                   --                1,120
                                               ----------------------------------------------------------

NET LOSS                                       $    (1,158,282)     $      (376,827)     $   (13,583,053)
                                               ==========================================================


BASIC AND DILUTED NET LOSS PER SHARE           $         (0.20)     $         (0.15)
                                               =====================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                                 6,549,904            5,626,583
                                               =====================================


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                   F-2

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                                                FROM INCEPTION
                                                                          MARCH 31,            (APRIL 11, 1996)
                                                              ------------------------------      TO MARCH 31,
                                                                   2004             2003              2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (1,158,282)     $   (376,827)     $(13,583,053)
  Adjustments to reconcile net income to net cash
     used by operating activities:
  Depreciation and amortization                                      5,411             5,353           122,892
  Amortization of stock option cost                                     --                --           280,000
  Contribution of officer's salary                                      --                --            80,000
  Issuance of common stock/options for services                     79,560                --           393,260
Other - net                                                             --                --            38,879
  Decrease (increase) in other assets                              170,100            49,322            46,055
  Increase (decrease) in accounts and other payable                     --           (18,755)          208,899
  Increase (decrease) in accrued expenses                          112,512                --           310,773
                                                              -------------------------------------------------
Net cash used by operating activities                             (790,699)         (340,907)      (12,102,295)
                                                              -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and re-investment in short-term investments          (14,782)               --        (2,465,251)
  Purchase of patent                                                    --                --           (14,795)
  Capital expenditures                                                  --                --          (148,016)
                                                              -------------------------------------------------
Net cash used by investing activities                              (14,782)               --        (2,628,062)
                                                              -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes to shareholders                                   --                --            73,150
  Payments on note payable to shareholder                               --                --            (3,000)
  Exercise of options and warrants                                 136,750            67,991         3,807,634
  Issuance of preferred stock                                           --         1,190,000        12,993,292
  Issuance of common stock                                              --                --           915,200
  Cancellation of commom stock                                          --                --          (200,325)
  Dividends                                                             --                --            (5,051)
                                                              -------------------------------------------------
Net cash provided by financing activities                          136,750         1,257,991        17,580,900
                                                              -------------------------------------------------

Net (decrease)increase in cash                                    (668,731)          917,084         2,850,543

CASH, BEGINNING OF PERIOD                                        3,519,274           961,507                --

                                                              -------------------------------------------------
CASH, END OF PERIOD                                           $  2,850,543      $  1,878,591      $  2,850,543
                                                              =================================================

                                                                                                    (CONTINUED)

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                      F-3

                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   (UNAUDITED)

                                                                                                   CUMULATIVE
                                                                                                 FROM INCEPTION
                                                                             MARCH 31,          (APRIL 11, 1996)
                                                                   --------------------------     TO MARCH 31,
                                                                       2004            2003           2004
NON-CASH INVESTING AND FINANCIANG ACTIVITIES:
  Issuance of common stock for note receivable                            --              --             150
  Debt to equity conversion                                               --              --          77,000
  Acquisition of minority interest                                        --              --          33,250
  Sale of Tercero - elimination of goodwill                               --              --         (40,000)
  Preferred dividends accrued                                        128,757          48,193         629,406
  Prefferred dividends paid through issuance of common stock              --              --          61,892
  Acquisition of Med Enclosures for note payable                          --              --         250,000
  Settlement of lawsuit through common stock                              --              --         288,708
  Acquisition of patent through issuance of common stock                  --              --         200,000
  Valuation of beneficial conversion features                             --         396,667       4,330,695

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                      F-4

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

2.    STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------------

      Pro forma adjustments to our consolidated net loss and loss per share for the quarters ended March 31, 2004 and 2003 are as follows:

                                                                             2004             2003
                                                                        -----------------------------
         Net loss, as reported                                          $(1,158,282)     $  (376,827)
         Additional expense for the estimated fair value of options         (44,814)         (66,872)
                                                                        -----------------------------

         Pro forma net loss                                             $(1,203,096)     $  (443,699)
                                                                        =============================

         Net loss per share
           As reported                                                  $     (0.20)     $     (0.15)
                                                                        =============================
           Pro forma                                                    $     (0.20)     $     (0.16)
                                                                        =============================

3.    SHAREHOLDERS' EQUITY
--------------------------

      During the quarter ended March 31, 2004, the Company issued 122,825 shares of common stock valued at $216,310 ($1.125 to $2.50 per share) upon the exercise of options.

      During the quarter ended March 31, 2003, the Company issued 130,062 shares of Series D preferred stock for net proceeds of $1,190,000. Also during the quarter, the Company issued 60,436 shares of common stock valued at $67,991 ($1.125 per share) upon the exercise of options.

4.    NET LOSS PER COMMON SHARE
-------------------------------

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For March 31, 2004 and 2003 all common stock equivalents were anti-dilutive; thus, basic loss per share equals diluted loss per share.

      The following table shows the calculation of the numerator and denominator, as well as the number of common stock equivalents that would have been included in the denominator if they were not anti-dilutive.

                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                   A DEVELOPMENT STAGE COMPANY

4.    NET LOSS PER COMMON SHARE (CONTINUED)
-------------------------------------------

                                                                        2004              2003
                                                                    ------------     ------------
         Numerator
               Net loss                                             $(1,158,282)     $  (376,827)
               Preferred dividends                                     (128,757)         (48,193)
               Beneficial conversion feature of preferred stock              --         (396,667)
                                                                    ------------     ------------

                                                                    $(1,287,039)     $  (821,687)
                                                                    ============     ============

         Denominator
               Weighted average common shares outstanding             6,549,904        5,626,583
                                                                    ============     ============

         Incremental common shares (not included in
         denominator of diluted earnings per share
         calculation due to their anti-dilutive nature)
         attributable to exercise/conversion of:
               Outstanding options                                    4,818,457        5,666,755
               Preferred stock                                        1,876,691        1,086,571
                                                                    ------------     ------------

                                                                      6,695,148        6,753,326
                                                                    ============     ============

-------------------------------------------------------------------------------------------------


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

         We have also acquired an 80.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". As of the date of this report, we have completed the development of the MedClose product prototype and successfully concluded the initial round of animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take up to 18 months from the date of this report.

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

         We have financed our activities to date through the sale of our securities. During 2003, we conducted the private placement sale of 708,709 shares of our Series D Preferred Stock, at a price of $9.15 per share, for the total gross proceeds of $6,485,082. During 2003, we also received $623,250 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options. During the first three months of 2004, we received an additional $136,750 of cash proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of March 31, 2004, we had working capital of $4,363,352. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

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

Item 3.  Controls and Procedures
         -----------------------

         Management, including the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

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

                           Exhibit 32.1     Section 906 Certification

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CPC of America, Inc.
                                        (Registrant)


Dated:  May 17, 2004                    By:    /s/ Rod A. Shipman
                                            ------------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                                and Chief Financial Officer