Form 10QSB
period 2004-06-30
CPC OF AMERICA INC
filed 2004-08-12
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

     [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________

Commission File Number 0-24053

                              CPC of America, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                  11-3320709
-------------------------------------     -------------------------------------
    (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)                Identification No.)

                 6336 17th Street Circle East, Sarasota, Florida
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  941-727-4370
                           ---------------------------
                           (Issuer's telephone number)

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

                                 Yes [X]  No [ ]

         As of August 11, 2004, the Company had 6,730,067 shares of its $.0005 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                                                 Yes [ ]  No [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                                          Page(s)
                                                                                          -------
Item 1.  Financial Statements

Unaudited Condensed Consolidated Balance Sheet at June 30, 2004..............................F-1
Unaudited Condensed Consolidated Statements of Operations for the
   three month and six month periods ended June 30, 2004 and 2003 and for the period from inception (April 11, 1996) to June 30, 2004.......................F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the six
   month periods ended June 30, 2004 and 2003 and for the
   period from inception (April 11, 1996) to June 30, 2004...................................F-4
Notes to Unaudited Condensed Consolidated Financial Statements...............................F-6

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                 JUNE 30, 2004
                                                                ----------------
                          ASSETS

CURRENT ASSETS:
  Cash and equivalents                                          $     2,759,973
  Short term investments                                              1,871,289
  Prepaid and other                                                      32,880
                                                                ----------------
TOTAL CURRENT ASSETS                                                  4,664,142

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION $18,108                          909
PATENTS, NET OF ACCUMULATED AMORTIZATION $93,445                        210,055
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION OF $3,114                     3,117
                                                                ----------------

TOTAL ASSETS                                                    $     4,878,223
                                                                ================

            LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $        71,076
  Dividends Payable                                                     757,160
  Note Payable                                                          200,000
                                                                ----------------
TOTAL CURRENT LIABILITIES                                             1,028,236
                                                                ----------------

SHAREHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized, $.001 par
     value, Series C 305,991 shares issued and outstanding                  305
     Series D 819,351 shares issued and outstanding                         820
  Common stock, 20,000,000 shares authorized, $.0005 par
     value 6,730,067 shares issued and outstanding                        3,364
  Additional Paid in capital - Common                                 9,048,659
  Additional Paid in capital - Preferred                             14,350,781
  Deficit accumulated during the development stage                  (19,553,942)
                                                                ----------------
NET SHAREHOLDERS' EQUITY                                              3,849,987
                                                                ----------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        $     4,878,223
                                                                ================

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THESE CONDENSED FINANCIAL STATEMENTS.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                               ---------------------------------
                                                    2004               2003

COSTS AND EXPENSES
  Research and development                     $     688,764      $     748,880
  General and administrative                         103,357             96,479
                                               --------------     --------------
TOTAL COSTS AND EXPENSES                             792,121            845,359
                                               --------------     --------------

OPERATING LOSS                                      (792,121)          (845,359)

OTHER INCOME (EXPENSE)
  Interest                                            19,258             11,095
                                               --------------     --------------
                                                      19,258             11,095

LOSS BEFORE MINORITY INTEREST                       (772,863)          (834,264)

MINORITY INTEREST                                         --                 --
                                               --------------     --------------

NET LOSS                                       $    (772,863)     $    (834,264)
                                               ==============     ==============


BASIC AND DILUTED NET LOSS PER SHARE           $       (0.13)     $       (0.47)
                                               ==============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                               6,706,664          5,700,529
                                               ==============     ==============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THESE CONDENSED FINANCIAL STATEMENTS.

                               CPC OF AMERICA, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)

                                                                                       CUMULATIVE
                                                      SIX MONTHS ENDED               FROM INCEPTION
                                                           JUNE 30,                 (APRIL 11, 1996)
                                               -------------------------------         TO JUNE 30,
                                                   2004              2003                 2004
COSTS AND EXPENSES
  Research and development                     $  1,679,585      $  1,046,205         $ 10,454,452
  General and administrative                        293,358           180,050            4,060,778
                                               -------------     -------------        -------------
TOTAL COSTS AND EXPENSES                          1,972,943         1,226,255           14,515,230
                                               -------------     -------------        -------------

OPERATING LOSS                                   (1,972,943)       (1,226,255)         (14,515,230)

OTHER INCOME (EXPENSE)
  Interest expense                                       --                --               (8,954)
  Interest income                                    41,842            14,445              167,192
                                               -------------     -------------        -------------
                                                     41,842            14,445              158,238

LOSS BEFORE MINORITY INTEREST                    (1,931,101)       (1,211,810)         (14,356,992)

MINORITY INTEREST                                        --                --                1,120
                                               -------------     -------------        -------------

NET LOSS                                       $ (1,931,101)     $ (1,211,810)        $(14,355,872)
                                               =============     =============        =============


BASIC AND DILUTED NET LOSS PER SHARE           $      (0.33)     $     (0.62)
                                               =============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                              6,626,135         5,663,556
                                               =============     ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                F-3

                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                    CUMULATIVE
                                                                                                  FROM INCEPTION
                                                                          JUNE 30,               (APRIL 11, 1996)
                                                              -------------------------------        TO JUNE 30,
                                                                   2004            2003                2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (1,931,101)     $ (1,211,810)     $(14,355,872)
  Adjustments to reconcile net income to net cash
     used by operating activities:
  Depreciation and amortization                                     10,822            13,304           128,303
  Amortization of stock option cost                                     --                --           280,000
  Contribution of officer's salary                                      --                --            80,000
  Issuance of common stock/options for services                    164,372                --           478,072
  Other - net                                                           --                --            38,879
  Decrease (increase) in other assets                              144,889            76,023            20,844
  Increase (decrease) in payables and accrued expenses              52,835           (37,968)          459,995
                                                              -------------     -------------     -------------
Net cash used by operating activities                           (1,558,183)       (1,160,451)      (12,869,779)
                                                              -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and re-investment in short-term investments               --                --        (2,450,469)
  Proceeds from sale of short-term investments                     579,180                --           579,180
  Purchase of patent                                                    --                --           (14,795)
  Capital expenditures                                                  --            (1,500)         (148,016)
                                                              -------------     -------------     -------------
Net cash used by investing activities                              579,180            (1,500)       (2,034,100)
                                                              -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes to shareholders                                   --                --            73,150
  Payments on note payable to shareholder                               --                --            (3,000)
  Exercise of options and warrants                                 219,702           174,386         3,890,586
  Issuance of preferred stock                                           --         6,485,082        12,993,292
  Issuance of common stock                                              --                --           915,200
  Cancellation of commom stock                                          --                --          (200,325)
  Dividends                                                             --                --            (5,051)
                                                              -------------     -------------     -------------
Net cash provided by financing activities                          219,702         6,659,468        17,663,852
                                                              -------------     -------------     -------------

Net (decrease)increase in cash                                    (759,301)        5,497,517         2,759,973

CASH, BEGINNING OF PERIOD                                        3,519,274           961,507                --

                                                              -------------     -------------     -------------
CASH, END OF PERIOD                                           $  2,759,973      $  6,459,024      $  2,759,973
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

                                                                                                    (CONTINUED)

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                      F-4

                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   (UNAUDITED)

                                                                                                   CUMULATIVE
                                                                                                 FROM INCEPTION
                                                                              JUNE 30,          (APRIL 11, 1996)
                                                                     -------------------------     TO JUNE 30,
                                                                        2004            2003          2004
NON-CASH INVESTING AND FINANCIANG ACTIVITIES:
  Issuance of common stock for note receivable                            --              --             150
  Debt to equity conversion                                               --              --          77,000
  Acquisition of minority interest                                        --              --          33,250
  Sale of Tercero - elimination of goodwill                               --              --         (40,000)
  Preferred dividends accrued                                        256,512         114,740         629,406
  Prefferred dividends paid through issuance of common stock           8,544              --          61,892
  Acquisition of Med Enclosures for note payable                          --              --         250,000
  Settlement of lawsuit through common stock                              --              --         288,708
  Acquisition of patent through issuance of common stock                  --              --         200,000
  Valuation of beneficial conversion features                             --       2,161,694       4,330,695

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                      F-5

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

2.    STOCK-BASED COMPENSATION (CONTINUED)
      ------------------------------------

      Pro forma adjustments to our consolidated net loss and loss per share for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                                        For the three months        For the six months
                                                                          ended June 30,              ended June 30,
                                                                        2004            2003        2004           2003
                                                                     ------------  ------------  ------------  ------------
            Net loss, as reported                                    $  (772,863)  $  (834,264)  $(1,931,101)  $(1,211,810)
            Additional costs for estimated fair value of options         (44,814)      (66,872)      (89,628)     (133,744)
                                                                     ------------  ------------  ------------  ------------

            Pro forma net loss                                       $  (817,677)  $  (901,136)  $(2,020,729)  $(1,345,554)
                                                                     ============  ============  ============  ============

            Net loss per share
              As reported                                            $     (0.13)  $     (0.47)  $     (0.33)  $     (0.62)
                                                                     ============  ============  ============  ============
              Pro forma                                              $     (0.14)  $     (0.48)  $     (0.35)  $     (0.64)
                                                                     ============  ============  ============  ============

3.    SHAREHOLDERS' EQUITY
--------------------------

      During the six months ended June 30, 2004, the Company issued 23,402 shares of common stock valued at $83,544 after converting 8,427 shares of Series C preferred stock. Also during the period, the Company issued 230,485 shares of common stock valued at $384,074 ($1.125 to $2.50 per share) upon the exercise of options.

      During the six months ended June 30, 2003, the Company issued 708,709 shares of Series D preferred stock for net proceeds of $6,485,082. Also during the period, the Company issued 139,456 shares of common stock valued at $174,386 ($1.125 per share) upon the exercise of options.

4.    NET LOSS PER COMMON SHARE
-------------------------------

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For June 30, 2004 and 2003 all common stock equivalents were anti-dilutive; thus, basic loss per share equals diluted loss per share.

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

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                     A DEVELOPMENT STAGE COMPANY

4.    NET LOSS PER COMMON SHARE (CONTINUED)
-------------------------------------------

                                                                         For the three months               For the six months
                                                                             ended June 30,                   ended June 30,
                                                                     -----------------------------     -----------------------------
                                                                         2004             2003             2004             2003
                                                                     ------------     ------------     ------------     ------------
      Numerator
            Net loss                                                 $  (772,863)     $  (834,264)     $ 1,158,282      $(1,211,810)
            Preferred dividends                                         (127,754)         (66,547)         256,512         (114,740)
            Beneficial conversion feature of preferred stock                  --       (1,765,027)              --       (2,161,694)
                                                                     ------------     ------------     ------------     ------------

                                                                     $  (909,617)     $(2,665,838)     $ 1,414,794      $(3,488,244)
                                                                     ============     ============     ============     ============

      Denominator
            Weighted average common shares outstanding                 6,706,664        5,700,529        6,626,135        5,663,556
                                                                     ============     ============     ============     ============

      Incremental common shares (not included in denominator of
        diluted earnings per share calculation due to their anti-
        dilutive nature) attributable to exercise/conversion of:
            Outstanding options                                        4,710,797        5,585,735        4,710,797        5,585,735
            Preferred stock                                            1,855,682        1,546,230        1,855,682        1,546,230
                                                                     ------------     ------------     ------------     ------------

                                                                       6,566,479        7,131,965        6,566,479        7,131,965
                                                                     ============     ============     ============     ============

                                                                 F-8

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

         We have also acquired an 80.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose." As of the date of this report, we have completed the development of the MedClose product prototype and successfully concluded the initial round of animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take up to 18 months from the date of this report.

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

         We have financed our activities to date through the sale of our securities. During 2003, we conducted the private placement sale of 708,709 shares of our Series D Preferred Stock, at a price of $9.15 per share, for the total gross proceeds of $6,485,082. During 2003, we also received $623,250 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options. During the first six months of 2004, we received an additional $174,386 of cash proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of June 30, 2004, we had working capital of $3,635,906. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2004, we issued to 2 parties 23,402 shares of our common stock upon conversion of 8,427 outstanding shares of our Series C Preferred. All investors were accredited investors as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The shares were issued pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

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


                                        CPC of America, Inc.
                                        (Registrant)


Dated:  August 11, 2004                 By:    /s/ Rod A. Shipman
                                            ------------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                                and Chief Financial Officer