Form 10QSB
period 2004-09-30
CPC OF AMERICA INC
filed 2004-11-15
CIK 1042728

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ____________

Commission File Number 0-24053

                              CPC of America, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        11-3320709
-------------------------------------         ----------------------------------
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

                                Yes [X]   No [ ]

         As of November 5, 2004, the Company had 6,824,868 shares of its $.0005 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):

                                Yes [ ]   No [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                         Page(s)
                                                                         -------
Item 1.  Financial Statements


Unaudited Condensed Consolidated
   Balance Sheet at September 30, 2004.......................................F-1
Unaudited Condensed Consolidated
   Statements of Operations for the
   three month and nine month periods
   ended September 30, 2004 and 2003
   and for the period from inception
   (April 11, 1996) to September 30, 2004....................................F-2
Unaudited Condensed Consolidated
   Statements of Cash Flows for the nine month
   periods ended September 30, 2004 and 2003 and for the
   period from inception (April 11, 1996) to September 30, 2004..............F-4
Notes to Unaudited Condensed Consolidated Financial Statements...............F-6

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   SEPTEMBER 30,
                                                                        2004
                                                                   -------------
                            ASSETS

CURRENT ASSETS
  Cash and equivalents                                             $  1,356,874
  Short term investments                                              1,883,889
  Prepaid and other                                                      24,840
                                                                   -------------

TOTAL CURRENT ASSETS                                                  3,265,603

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION $18,356                          661
PATENTS, NET OF ACCUMULATED AMORTIZATION $98,506                        204,995
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION OF $3,218                     3,014
                                                                   -------------

TOTAL ASSETS                                                       $  3,474,273
                                                                   =============


              LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $      2,812
  Accrued expenses                                                       52,343
  Dividends payable                                                     883,379
  Note payable                                                          200,000
                                                                   -------------

TOTAL CURRENT LIABILITIES                                             1,138,534
                                                                   -------------

SHAREHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C 305,991 shares issued and outstanding                         305
     Series D 797,475 shares issued and outstanding                         798
  Common stock, 20,000,000 shares authorized, $.0005 par value,
     6,824,868 shares issued and outstanding                              3,412
  Additional paid in capital - Common                                 9,384,288
  Additional paid in capital - Preferred                             14,150,791
  Deficit accumulated during the development stage                  (21,203,855)
                                                                   -------------

TOTAL SHAREHOLDERS' EQUITY                                            2,335,739
                                                                   -------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $  3,474,273
                                                                   =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                       2004             2003
                                                   ------------     ------------

Costs and expenses
Research and development                           $ 1,395,334      $   720,448
General and administrative                             133,131          227,199
                                                   ------------     ------------
                                                     1,528,465          947,647
                                                   ------------     ------------

OPERATING LOSS                                      (1,528,465)        (947,647)
                                                   ------------     ------------

OTHER INCOME (EXPENSE)
Interest income                                         17,479           25,827
                                                   ------------     ------------
                                                        17,479           25,827
                                                   ------------     ------------

LOSS BEFORE MINORITY INTEREST                       (1,510,986)        (921,820)

MINORITY INTEREST                                           --               --
                                                   ------------     ------------

NET LOSS                                           $(1,510,986)     $  (921,820)
                                                   ============     ============

BASIC AND DILUTED NET LOSS PER SHARE               $     (0.24)     $     (0.18)
                                                   ============     ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                       6,760,828        5,779,795
                                                   ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONDENSED FINANCIAL STATEMENTS.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   CUMULATIVE
                                       NINE MONTHS ENDED         FROM INCEPTION
                                         SEPTEMBER 30,          (APRIL 11, 1996)
                                 -----------------------------    SEPTEMBER 30,
                                      2004            2003            2004
                                 -------------   -------------   -------------

Costs and expenses
Research and development         $  3,074,919    $  1,766,653    $ 11,849,786
General and administrative            426,484         407,964       4,193,904
                                 -------------   -------------   -------------
                                    3,501,403       2,174,617      16,043,690
                                 -------------   -------------   -------------

OPERATING LOSS                     (3,501,403)     (2,174,617)    (16,043,690)
                                 -------------   -------------   -------------

OTHER INCOME (EXPENSE)
Interest expense                           --            (206)         (8,954)
Interest income                        59,321          40,478         184,671
                                 -------------   -------------   -------------
                                       59,321          40,272         175,717
                                 -------------   -------------   -------------

LOSS BEFORE MINORITY INTEREST      (3,442,082)     (2,134,345)    (15,867,973)

MINORITY INTEREST                          --              --           1,120
                                 -------------   -------------   -------------

NET LOSS                         $ (3,442,082)   $ (2,134,345)   $(15,866,853)
                                 =============   =============   =============

BASIC AND DILUTED NET
   LOSS PER SHARE                $      (0.58)   $      (0.79)
                                 =============   =============

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING               6,672,913       5,711,474
                                 =============   =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                               CPC OF AMERICA, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                                    CUMULATIVE
                                                     NINE MONTHS ENDING           FROM INCEPTION
                                                        SEPTEMBER 30,            (APRIL 11, 1996)
                                                -----------------------------      SEPTEMBER 30,
                                                    2004            2003               2004
                                                -------------   -------------      -------------
Cash flows from Operating activities
  Net loss                                      $ (3,442,082)   $ (2,134,345)      $(15,866,853)
  Adjustments to reconcile net
    income to net cash used by
    operating activities:
  Depreciation and amortization                       16,233          19,332            133,714
  Amortization of stock option cost                       --              --            280,000
  Contribution of officer's salary                        --              --             80,000
  Issuance of common stock for services              287,327         444,669            601,027
  Other - net                                             --              --             38,879
    Decrease (increase) in other assets              152,976          68,479             28,931
    Increase (decrease) in accounts and other
      payable                                          2,762          50,241            211,661
    Increase (decrease) in accrued expenses           34,102              --            232,363
                                                -------------   -------------      -------------
Net cash from operating activities                (2,948,682)     (1,551,624)       (14,260,278)
                                                -------------   -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments                      --              --         (2,450,469)
  Proceeds from sale of short-term
    investment                                       566,580              --            566,580
  Purchase of patent                                      --              --            (14,795)
  Capital expenditures                                    --          (1,500)          (148,016)
                                                -------------   -------------      -------------
Net cash from investing activities                   566,580          (1,500)
                                                -------------   -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes to shareholders                     --              --             73,150
  Payments on note payable to shareholder                 --              --             (3,000)
  Exercise of options and warrants                   219,702         611,387          3,890,586
  Issuance of preferred stock                             --       6,485,082         12,993,292
  Issuance of common stock                                --              --            915,200
  Cancellation of commom stock                            --              --           (200,325)
  Dividends paid                                          --              --             (5,051)
                                                -------------   -------------      -------------
Net cash from financing activities                   219,702       7,096,469         17,663,852
                                                -------------   -------------      -------------

Net (decrease)increase in cash                    (2,162,400)      5,543,345          1,356,874

CASH, BEGINNING OF PERIOD                          3,519,274         961,507                 --

                                                -------------   -------------      -------------
CASH, END OF PERIOD                             $  1,356,874    $  6,504,852       $  1,356,874
                                                =============   =============      =============

                                                                                     (CONTINUED)

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 CONDENSED FINANCIAL STATEMENTS.


                                               F-4

                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          (UNAUDITED)


                                                                                     CUMULATIVE
                                                            NINE MONTHS ENDING     FROM INCEPTION
                                                               SEPTEMBER 30,      (APRIL 11, 1996)
                                                          ------------------------  SEPTEMBER 30,
                                                             2004          2003        2004
                                                          -----------  -----------  -----------
NON-CASH INVESTING AND FINANCIANG ACTIVITIES:
Issuance of common stock for note receivable                      --           --          150
Debt to equity conversion                                         --           --       77,000
Acquisition of minority interest                                  --           --       33,250
Sale of Tercero - elimination of goodwill                         --           --      (40,000)
Preferred dividends accrued                                  382,731      227,165      883,379
Prefferred dividends paid through common stock issuance       21,254       18,071       83,146
Acquisition of Med Enclosures for note payable                    --           --      250,000
Settlement of lawsuit through common stock issuance               --           --      288,708
Acquisition of patent through common stock issuance               --           --      200,000
Valuation of beneficial conversion features                       --    2,161,694    4,330,695

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                CONDENSED FINANCIAL STATEMENTS.


                                              F-5

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

      Pro forma adjustments to our consolidated net loss and loss per share for the three and nine months ended September 30, 2004 and 2003 are as follows:

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

2.    STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------------

                                                For the three months               For the nine months
                                                ended September 30,                ended September 30,
                                          ------------------------------     -----------------------------
                                               2004             2003             2004             2003
                                          -------------     ------------     ------------     ------------
       Net loss, as reported              $ (1,510,986)     $  (921,820)     $(3,442,082)     $(2,134,345)
       Additional costs for estimated
         fair value of options                 (44,814)         (66,872)        (134,442)        (200,615)
                                          -------------     ------------     ------------     ------------

       Pro forma net loss                 $ (1,555,800)     $  (988,692)     $(3,576,524)     $(2,334,960)
                                          =============     ============     ============     ============

       Net loss per share
         As reported                      $      (0.24)     $     (0.18)     $     (0.58)     $     (0.79)
                                          =============     ============     ============     ============
         Pro forma                        $      (0.25)     $     (0.19)     $     (0.60)     $     (0.83)
                                          =============     ============     ============     ============

3.    SHAREHOLDERS' EQUITY
--------------------------

      During the nine months ended September 30, 2004, the Company issued 54,413 shares of common stock with a book value of $296,266 after converting 8,427 shares of Series C preferred stock (at $3.57 per share) and 21,861 shares of Series D preferred stock (at $6.86 per share). Also during the period, the Company issued 294,275 shares of common stock for $507,029 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options.

      During the nine months ended September 30, 2003, the Company issued 708,709 shares of Series D preferred stock for net proceeds of $6,485,082. Also during the period, the Company issued 565,268 shares of common stock for $1,056,056 of services and cash (at $1.125 to $8.00 per share) upon the exercise of options.

4.    NET LOSS PER COMMON SHARE
-------------------------------

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For September 30, 2004 and 2003 all common stock equivalents were anti-dilutive; thus, basic loss per share equals diluted loss per share.

      The following table shows the calculation of the numerator and denominator, as well as the number of common stock equivalents that would have been included in the denominator if they were not anti-dilutive.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


4.    NET LOSS PER COMMON SHARE (CONTINUED)
-------------------------------------------


                                                          For the three months              For the nine months
                                                          ended September 30,               ended September 30,
                                                    -----------------------------     -----------------------------
                                                        2004             2003             2004            2003
                                                    -------------    ------------     ------------     ------------
       Numerator
             Net loss                               $ (1,510,986)    $  (921,820)     $(3,442,082)     $(2,134,345)
             Preferred dividends                        (126,219)       (128,433)        (403,984)        (243,173)
             Beneficial conversion
              feature of preferred stock                      --              --               --       (2,161,694)
                                                    -------------    ------------     ------------     ------------

                                                    $ (1,637,205)    $(1,050,253)     $(3,846,066)     $(4,539,212)
                                                    =============    ============     ============     ============

       Denominator
             Weighted average
              common shares outstanding                6,760,828       5,779,795        6,672,913        5,711,474
                                                    =============    ============     ============     ============

       Incremental common shares
          (not included in denominator
          of diluted earnings per
          share calculation due to their
          anti-dilutive nature) attributable to
          exercise/conversion of:
             Outstanding options                                                        4,647,007        5,151,923
             Preferred stock                                                            1,826,522        1,876,711
                                                                                      ------------     ------------

                                                                                        6,473,529        7,028,634
                                                                                      ============     ============


                                                     F-8

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


5.    SUBSEQUENT EVENTS
-----------------------

      In October 2004, the Company amended its royalty agreements with its sole officer and CTM, a consultant who is also a significant shareholder. The amendments establish minimum royalty payments if a change in control of the Company occurs. The aggregate minimum royalty to be paid by the Company is $2,000,000 each calendar quarter.

      Also in October, the Company granted 275,000 options to its sole officer and 275,000 to CTM. The options expire 5 years from the date of grant, are immediately vested and exercisable at $29.12 per share, 85% of the closing price on the date of grant. The Company will expense approximately $4,8 million related to these options in the fourth quarter.

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

         We have also acquired an 80.3% interest in Med Enclosures, LLC, a development stage company engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose." As of the date of this report, we have completed the development of the MedClose product prototype and successfully concluded the initial round of animal testing. We expect that the completion of design and testing of the MedClose, including the submission of the final product for FDA premarket clearance, will take up to 15 months from the date of this report.

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

         We have financed our activities to date through the sale of our securities. During 2003, we conducted the private placement sale of 708,709 shares of our Series D Preferred Stock, at a price of $9.15 per share, for the total gross proceeds of $6,485,082. During 2003, we also received $623,250 of gross proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options. During the first nine months of 2004, we received an additional $219,702 of cash proceeds from the sale of shares of our Common Stock in connection with the exercise of outstanding options.

         As of September 30, 2004, we had working capital of $2,127,069. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2004, we issued to five (5) parties 31,013 shares of our common stock upon conversion of 21,861 outstanding shares of our Series D Preferred. All investors were accredited investors as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The shares were issued pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Index to Exhibits
                  -----------------

                           Exhibit 10.25 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosures, LLC and Rod A. Shipman

                           Exhibit 10.26 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosures, LLC and CTM Group, Inc.

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


                                    CPC of America, Inc.
                                    (Registrant)


Dated:  November 11, 2004           By:  /s/ Rod A. Shipman
                                        ----------------------------------------
                                             Rod A. Shipman,
                                             President, Chief Executive Officer
                                             and Chief Financial Officer