Form 10KSB
period 2004-12-31
CPC OF AMERICA INC
filed 2005-03-31
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-24053


                              CPC OF AMERICA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            Nevada                                                11-3320709
---------------------------------------                      -------------------
 (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


6336 17th Street Circle East
Sarasota, Florida                                                  34243
---------------------------------------                      -------------------
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 30, 2005 was approximately $177,062,710.

The number of shares of the common stock outstanding as of March 30, 2005 was 7,190,675.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, MED ENCLOSURE, LLC, A NEVADA LIMITED LIABILITY COMPANY, CPCA 2000, INC., A NEVADA CORPORATION, AND MED CLOSE CORP., A NEVADA CORPORATION.

General
-------

         CPC of America, Inc. was formed under the laws of the State of Nevada on April 11, 1996 to develop and acquire cardiology medical devices, therapeutic devices and disposable products. To date, we have completed the development of an external counterpulsation device for the treatment of coronary artery disease known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. In addition, through our wholly-owned subsidiary, Med Enclosure, LLC, we are engaged in the business of developing a patented internal puncture closing device and technique known as "MedClose." As of the date of this report, we have not commenced revenue producing operations. Our operations to date have consisted of the design and development of our Med Close device and our counterpulsation units, and the raising of capital.

         In November 1999, we acquired a 73.3% interest in Med Enclosure, LLC, a limited liability company organized under the laws of the State of Nevada. Pursuant to the terms of an Operating Agreement dated November 5, 1999, we received a 73.3% interest in Med Enclosure in exchange for our promissory note in the original principal amount of $250,000. On April 25, 2000, we retired the note in full by paying $255,208 to Med Enclosure. In September 2002, we increased our percentage interest in Med Enclosure to 80.3% pursuant to a purchase agreement with the minority owner of Med Enclosure by which we acquired from the minority owner an additional 7% membership interest in Med Enclosure in exchange for our issuance of 10,000 shares of our common stock. In November 2004, we acquired from the minority owner an additional 12% membership interest in exchange for $100,000. In February 2005, we acquired the remaining 7.7% membership interest in exchange for our issuance of 4,000 shares of our common stock. Med Enclosure, LLC is now the 100%-owned subsidiary of CPC of America.

         In October 2002, we organized MedClose Corp., a wholly-owned Nevada corporation, for purposes of conducting the development and commercialization of non-cardiac applications of the MedClose technology.

         Our executive offices are located at 6336 17th Street Circle East, Sarasota, Florida 34243; telephone number (941) 727-4370.

Business of the Issuer
----------------------

GENERAL

         CPC of America is engaged in the business of developing and acquiring cardiology therapeutic and disposable devices and products as well as the manufacture and distribution of these devices and products for the diagnosis and treatment of coronary artery disease. To date, we have completed development of the CPCA 2000 counterpulsation devices and we are currently engaged in the development of the MedClose internal puncture closing device and technique.

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

INTERNAL PUNCTURE CLOSURE DEVICE: "MEDCLOSE"

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

         The glue alone is not sufficient to close the artery, however. Debridement is the key to the effectiveness of this technique, creating a surface area that allows the glue to adhere and form a solid seal. MedClose includes a patented instrument and technique to temporarily close the wound, debride the surrounding adventitia and deliver a form of human glue to the puncture site that can be activated by laser light. We hold the three patents for both the instrument and the technique used in connection with MedClose.

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

MARKETING AND DISTRIBUTION

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

COMPETITION

         INTERNAL PUNCTURE CLOSURE DEVICE  " MEDCLOSE"

         We have several competitors that manufacture and market in the puncture closure devices, including Perclose, Inc., Kensey Nash, Datascope Corp. and Vascular Solutions, Inc. We believe our device has competitive advantages over other products because our product is superior in delivery of arterial site closures that are safe, variable and cost effective. However, all of our competitors have greater marketing and financial resources than we do and, accordingly, there can be no assurance that we will be able to compete effectively, if at all.

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

RESEARCH AND DEVELOPMENT

         Since inception through December 31, 2004, our research and development expenses have amounted to approximately $15,493,983, including $6,719,116 and $2,233,294 spent on research and development in 2004 and 2003, respectively. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services.

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

         WE HAVE NOT COMMENCED REVENUE PRODUCING OPERATIONS. We were incorporated in 1996 and to date have not generated any revenues from operations. To date, our activities have included the market analysis and development of our counterpulsation units and MedClose device, and the raising of development and working capital. As a result of the absence of any operating history or revenues, there can be no assurance that we will achieve a significant level of operations and, if so, that such operations can continue to be conducted on a profitable basis.

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR COMPETITIVE PRESSURES FACED BY US MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS. We expect to face significant competition in connection with the marketing of both our MedClose puncture closing device and counterpulsation units. We have had several competitors that manufacture and market puncture closure devices, including Perclose, Inc., Kensey Nash, Datascope Corp. and Vascular Solutions, Inc. In addition, we are aware of four other companies that are currently producing and marketing or intending to market a counterpulsation device similar to ours, two of whom have already begun to market their counterpulsation units in the U.S. and, accordingly, have already obtained some level of market acceptance. All of our competitors have greater marketing and financial resources than us and, accordingly, there can be no assurance that we will be able to compete effectively or that competitive pressures faced by us will not materially adversely affect our business, financial condition, and results of operations.

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

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the company nor our property is subject to any pending legal proceedings, other than routine litigation incidental to our business

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information
------------------

         Our common stock is listed on the OTC Bulletin Board under the symbol "CPCF." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended December 31, 2004. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.


         QUARTER ENDED                                     HIGH      LOW
         -------------                                     ----      ---

         March 31, 2003                                   $ 8.00   $  5.80
         June 30, 2003                                    $12.50   $  7.90
         September 30, 2003                               $23.95   $ 13.25
         December 31, 2003                                $37.89   $ 21.10

         March 31, 2004                                   $42.50   $ 29.00
         June 30, 2004                                    $39.75   $ 29.00
         September 30, 2004                               $36.30   $ 27.00
         December 31, 2004                                $37.50   $ 29.55


Holders
-------

         As of March 30, 2005, there were 65 record holders of our common stock.

Dividends
---------

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our certificates of designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of common stock. During 2004, we paid no cash dividends on the shares of our preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         Item 11 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2004.

Sales of Unregistered Securities
--------------------------------

         During the fiscal year ended December 31, 2004, we sold unregistered shares of our securities in the following transactions:

         During 2004, we issued a total of 70,918 shares of our common stock upon the conversion of 11,236 outstanding shares of Series C preferred stock, 27,873 outstanding shares of Series D preferred stock and related accrued dividends of $28,464. The common shares were issued pursuant to Rule 506 under the Act. There was no underwriter involved in this issuance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

         To date, our activities have included the market analysis and development of our MedClose device and counterpulsation units and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. We are also engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose".

         We have not commenced revenue producing operations. As of the date of this report, we are analyzing the potential for the sale of CPCA 2000, Inc., our subsidiary that owns and operates our counterpulsation technologies and products. We expect to commence revenue producing operations subject to FDA approval of MedClose or our decision to move forward with the manufacture and sale of the CPCA 2000. We do not expect to purchase or sell plant or significant equipment during 2005, nor do we expect a significant change in the number of our employees during the year.

         As of December 31, 2004, we had working capital of $3,146,343, excluding $950,763 of accrued dividends payable on our outstanding preferred shares as of such date. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

Off-Balance Sheet Arrangements
------------------------------

         We do not have any off-balance sheet financing arrangements.

ITEM 7.  FINANCIAL STATEMENTS

                                     INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm............................................F-1
Consolidated Balance Sheet at December 31, 2004....................................................F-2
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and cumulative from inception (April 11, 1996) to December 31, 2004..............................F-3
Consolidated Statements of Shareholders' Equity (Deficit)
  from inception (April 11, 1996) to December 31, 2004.............................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and cumulative from inception (April 11, 1996) to December 31, 2004..............................F-7
Notes to Consolidated Financial Statements.........................................................F-8


                                                 -11-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheet of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2004 and for the period from inception (April 11, 1996) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the results of its consolidated operations and cash flows for each of the years in the two year period ended December 31, 2004 and for the period from inception (April 11, 1996) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/CACCIAMATTA ACCOUNTANCY CORPORATION
                                          --------------------------------------

Irvine, California
March 25, 2005

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet


                                                                      DECEMBER 31,
                                                                         2004
                                                                     -------------
                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                               $  1,279,628
  Short term investments                                                1,896,390
  Prepaid expenses                                                         14,904
                                                                     -------------

      TOTAL CURRENT ASSETS                                              3,190,922

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $18,210                         807

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $103,561                      299,939

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $3,322                        2,910
                                                                     -------------
                                                                     $  3,494,578
                                                                     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                   $      9,454
  Accrued expenses                                                         35,125
  Accrued dividends payable                                               950,763
                                                                     -------------
     TOTAL CURRENT LIABILITIES                                            995,342
                                                                     -------------

COMMITMENTS AND CONTINGENCIES                                                  --

SHAREHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, $.001 par value,
   Series C -  303,182 shares issued and outstanding                          303
   Series D -  791,463 shares issued and outstanding                          792
  Common stock, 20,000,000 shares authorized, $.0005 par value,
   7,007,873 shares issued and outstanding                                  3,503
  Additional paid-in capital - preferred                               14,070,811
  Additional paid-in capital - common                                  14,574,414
  Deficit accumulated during the development stage                    (26,150,587)
                                                                     -------------
      TOTAL SHAREHOLDERS' EQUITY                                        2,499,236
                                                                     -------------
                                                                     $  3,494,578
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


                                      F-2

                                   CPC OF AMERICA, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                                   Consolidated Statements of Operations


                                                                                             CUMULATIVE
                                                                                           FROM INCEPTION
                                                       Year ended December 31,            (APRIL 11, 1996)
                                              ---------------------------------------      TO DECEMBER 31,
                                                    2004                   2003                  2004
                                              -----------------     -----------------     -----------------
Costs and expenses:

  Research and development                    $      6,719,116      $      2,233,294      $     15,493,983

  General and administrative                         1,669,967               593,064             5,437,387
                                              -----------------     -----------------     -----------------

OPERATING LOSS                                       8,389,083             2,826,358            20,931,370
                                              -----------------     -----------------     -----------------

OTHER INCOME (EXPENSE):

  Interest expense                                          --                    --                (8,954)

  Interest income                                       74,828                66,892               200,178
                                              -----------------     -----------------     -----------------

                                                        74,828                66,892               191,224
                                              -----------------     -----------------     -----------------

LOSS BEFORE MINORITY INTEREST                        8,314,255             2,759,466            20,740,146

MINORITY INTEREST                                           --                    --                 1,120
                                              -----------------     -----------------     -----------------

NET LOSS                                      $      8,314,255      $      2,759,466      $     20,739,026
                                              =================     =================     =================

BASIC AND DILUTED NET LOSS PER SHARE          $          (1.31)     $          (0.90)
                                              =================     =================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                       6,723,101             5,904,416
                                              =================     =================

          The accompanying notes are an integral part of these consolidated financial statements.


                                                   F-3

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2004


                                                      PREFERRED STOCK                                    COMMON STOCK
                               ----------------------------------------------------------------    --------------------------
                                   SERIES A                SERIES B              SERIES C              SERIES D
                               ----------------    --------------------    --------------------    --------------------------
                               NUMBER
                                 OF                   NUMBER                 NUMBER                 NUMBER
                               SHARES     TOTAL     OF SHARES     TOTAL    OF SHARES     TOTAL     OF SHARES       TOTAL
                              --------    -----    ----------    ------    ----------    ------    ----------    ------------
BALANCE, DECEMBER 31, 2002         --     $ --            --     $  --       341,204     $ 341       110,627     $       111
  Exercise of options              --       --            --        --            --        --            --              --
  Conversion of  preferred
    stock and
    accrued dividends into
    common shares                  --       --            --        --       (26,786)      (27)           --              --
  Valuation of beneficial
    conversion feature
    on Series D Preferred          --       --            --        --            --        --            --              --
  Issuance of preferred
   stock for cash                  --       --            --        --            --        --       708,709             709
  Preferred stock dividend         --       --            --        --            --        --            --              --
  Net loss for 2003                --       --            --        --            --        --            --              --
                              --------    -----    ----------    ------    ----------    ------    ----------    ------------
BALANCE DECEMBER 31, 2003          --       --            --        --       314,418       314       819,336             820
  Exercise of options              --       --            --        --            --        --            --              --
  Conversion of  preferred
    stock and accrued
    dividends into common
    shares                         --       --            --        --       (11,236)      (11)      (27,873)            (28)
  Preferred stock dividend         --       --            --        --            --        --            --              --
  Stock option costs               --       --            --        --            --        --            --              --
  Net loss for 2004                --       --            --        --            --        --            --              --
                              --------    -----    ----------    ------    ----------    ------    ----------    ------------
BALANCE DECEMBER 31, 2004          --     $ --            --     $  --       303,182     $ 303       791,463     $       792
                              ========    =====    ==========    ======    ==========    ======    ==========    ============

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                                F-4a

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2004


                                COMMON STOCK
                               ---------------------
                                                                                                        DEFICIT
                                                                         ADDITIONAL      ADDITIONAL     ACCUMULATED         TOTAL
                                                           STOCK         PAID-IN         PAID-IN        DURING THE     SHAREHOLDERS'
                                 NUMBER                   OPTION         CAPITAL-        CAPITAL-       DEVELOPMENT       EQUITY
                                OF SHARES     TOTAL        COSTS          COMMON         PREFERRED         STAGE         (DEFICIT)
                               -----------   --------   ------------   -------------   -------------   -------------   ------------
BALANCE, DECEMBER 31, 2002      5,626,582    $ 2,812    $        --    $  6,966,327    $  6,024,678    $(12,046,289)   $   947,980
  Exercise of options             775,909        388             --       1,351,807              --              --      1,352,195
  Conversion of  preferred
    stock and
    accrued dividends into
    common shares                  73,689         37             --         263,034        (244,973)             --         18,071
  Valuation of beneficial
    conversion feature
    on Series D Preferred              --         --             --              --       2,161,694      (2,161,694)            --
  Issuance of preferred
   stock for cash                      --         --             --              --       6,484,373              --      6,485,082
  Preferred stock dividend             --         --             --              --              --        (390,289)      (390,289)
  Net loss for 2003                    --         --             --              --              --      (2,759,466)    (2,759,466)
                               -----------   --------   ------------   -------------   -------------   -------------   ------------
BALANCE DECEMBER 31, 2003       6,476,180      3,237             --       8,581,168      14,425,772     (17,357,738)     5,653,573
  Exercise of options             460,775        230             --       1,082,034              --              --      1,082,264
  Conversion of  preferred
    stock and accrued
    dividends into common
    shares                         70,918         36             --         383,428        (354,961)             --         28,464
  Preferred stock dividend             --         --             --              --              --        (478,594)      (478,594)
  Stock option costs                   --         --             --       4,527,784              --              --      4,527,784
  Net loss for 2004                    --         --             --              --              --      (8,314,255)    (8,314,255)
                               -----------   --------   ------------   -------------   -------------   -------------   ------------
BALANCE DECEMBER 31, 2004       7,007,873    $ 3,503    $        --    $ 14,574,414    $ 14,070,811    $(26,150,587)   $ 2,499,236
                               ===========   ========   ============   =============   =============   =============   ============

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                                F-4b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2004


                                                      PREFERRED STOCK                                    COMMON STOCK
                               ----------------------------------------------------------------    --------------------------
                                   SERIES A                SERIES B              SERIES C              SERIES D
                               ----------------    --------------------    --------------------    --------------------------
                               NUMBER
                                 OF                   NUMBER                 NUMBER                 NUMBER
                               SHARES     TOTAL     OF SHARES     TOTAL    OF SHARES     TOTAL     OF SHARES       TOTAL
                              --------    -----    ----------    ------    ----------    ------    ----------    ------------
BALANCE, DECEMBER 31, 1999     79,293     $ 79            --     $  --            --     $  --            --     $        --
  Exercise of warrants             --       --            --        --            --        --            --              --
  Exercise of options              --       --            --        --            --        --            --              --
  Issuance of preferred
    stock for cash                 --       --        71,429        71            --        --            --              --
  Valuation of beneficial
    conversion feature on
    Series B Preferred             --       --            --        --            --        --            --              --
  Conversion of Series A
    Preferred into
    common shares             (70,469)     (70)           --        --            --        --            --              --
  Beneficial conversion
    feature on Series
    A Preferred shares             --       --            --        --            --        --            --              --
  Settlement of lawsuit            --       --            --        --            --        --            --              --
  Purchase of patent               --       --            --        --            --        --            --              --
  Stock option costs               --       --            --        --            --        --            --              --
  Amortization of stock
    option cost                    --       --            --        --            --        --            --              --
  Cancellation of common
    shares                         --       --            --        --            --        --            --              --
  Net loss for 2000                --       --            --        --            --        --            --              --
                              --------    -----    ----------    ------    ----------    ------    ----------    ------------

BALANCE, DECEMBER 31, 2000      8,824        9        71,429        71            --        --            --              --
  Exercise of options              --       --            --        --            --        --            --              --
  Issuance of common stock
    for services                   --       --            --        --            --        --            --              --
  Issuance of preferred
    stock for cash                 --       --       113,715       114        95,123        95            --              --
  Valuation of beneficial
    conversion feature on
    Series B Preferred             --       --            --        --            --        --            --              --
  Valuation of beneficial
    conversion feature on
     Series C Preferred            --       --            --        --            --        --            --              --
  Conversion of  preferred
    stock and accrued
    dividends
    into common shares         (8,824)      (9)     (113,715)     (114)           --        --            --              --
  Preferred stock dividend         --       --            --        --            --        --            --              --
  Issuance of common stock         --       --            --        --            --        --            --              --
     options for services          --       --            --        --            --        --            --              --
   Amortization of stock
    option cost                    --       --            --        --            --        --            --              --
   Net loss for 2001               --       --            --        --            --        --            --              --
                              --------    -----    ----------    ------    ----------    ------    ----------    ------------

BALANCE, DECEMBER 31, 2001         --       --        71,429        71        95,123        95            --              --
  Exercise of options              --       --            --        --            --        --            --              --
  Conversion of  preferred
    stock and accrued
    dividends
    into common shares             --       --       (71,429)      (71)      (18,576)      (19)           --              --
  Valuation of beneficial
    conversion feature on
    Series C Preferred             --       --            --        --            --        --            --              --
  Cancellations of shares          --       --            --        --            --        --            --              --
  Issuance of preferred
    stock for cash                 --       --            --        --       264,657       265       110,627             111
  Amortization of stock
    option cost                    --       --            --        --            --        --            --              --
  Preferred stock dividend         --       --            --        --            --        --            --              --
  Purchase of Med
    Enclosure Stocks               --       --            --        --            --        --            --              --
  Net loss for 2002                --       --            --        --            --        --            --              --
                              --------    -----    ----------    ------    ----------    ------    ----------    ------------
BALANCE DECEMBER 31, 2002          --     $ --            --     $  --       341,204     $ 341       110,627     $       111

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5a

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2004


                                COMMON STOCK
                               ---------------------
                                                                                                        DEFICIT
                                                                         ADDITIONAL      ADDITIONAL     ACCUMULATED         TOTAL
                                                           STOCK         PAID-IN         PAID-IN        DURING THE     SHAREHOLDERS'
                                 NUMBER                   OPTION         CAPITAL-        CAPITAL-       DEVELOPMENT       EQUITY
                                OF SHARES     TOTAL        COSTS          COMMON         PREFERRED         STAGE         (DEFICIT)
                               -----------   --------   ------------   -------------   -------------   -------------   ------------
BALANCE, DECEMBER 31, 1999      4,129,533    $ 2,065             --    $  1,822,900    $    898,407   $  (2,737,027)    $   (13,576)
  Exercise of warrants            365,500        183             --         639,442              --              --         639,625
  Exercise of options             223,832        113             --         258,528              --              --         258,641
  Issuance of preferred
    stock for cash                     --         --             --              --         624,929              --         625,000
  Valuation of beneficial
    conversion feature on
    Series B Preferred                 --         --             --              --         208,125        (208,125)             --
  Conversion of Series A
    Preferred into
    common shares                 127,447         64             --         598,936        (598,930)             --              --
  Beneficial conversion
    feature on Series
    A Preferred shares                 --         --             --         199,486        (199,486)             --              --
  Settlement of lawsuit            33,333         17             --         199,983              --              --         200,000
  Purchase of patent               47,042         24             --         235,184              --              --         235,208
  Stock option costs                   --         --       (280,000)        280,000              --              --              --
  Amortization of stock
    option cost                        --         --        105,000              --              --              --         105,000
  Cancellation of common
    shares                        (89,000)       (45)            --              --              --              --             (45)
  Net loss for 2000                    --         --             --              --              --      (1,749,444)     (1,749,444)
                              ------------   --------   ------------   -------------   -------------   -------------    ------------

BALANCE, DECEMBER 31, 2000      4,837,687      2,421       (175,000)      4,234,459         933,045      (4,694,596)        300,409
  Exercise of options             360,394        179             --         413,484              --              --         413,663
  Issuance of common stock
    for services                  100,000         50             --         255,450              --              --         255,500
  Issuance of preferred
    stock for cash                     --         --             --              --       1,841,392              --       1,841,601
  Valuation of beneficial
    conversion feature on
    Series B Preferred                 --         --             --              --         331,636        (331,636)             --
  Valuation of beneficial
    conversion feature on
     Series C Preferred                --         --             --              --         282,233        (282,233)             --
  Conversion of  preferred
    stock and accrued
    dividends
    into common shares            330,327        165             --       1,081,316      (1,069,887)             --          11,471
  Preferred stock dividend             --         --             --              --              --         (63,397)        (63,397)
  Issuance of common stock             --         --             --              --              --              --              --
     options for services              --         --             --          20,000              --              --          20,000
   Amortization of stock
    option cost                        --         --        140,000              --              --              --         140,000
   Net loss for 2001                   --         --             --              --              --      (1,968,471)     (1,968,471)
                              ------------   --------   ------------   -------------   -------------   -------------    ------------

BALANCE, DECEMBER 31, 2001      5,628,408      2,815        (35,000)      6,004,709       2,318,419      (7,340,333)        950,776
  Exercise of options             282,480        140             --         317,650              --              --         317,790
  Conversion of  preferred
    stock and accrued
    dividends
    into common shares            241,627        120             --         790,205        (783,495)             --           6,740
  Valuation of beneficial
    conversion feature on
    Series C Preferred                 --         --             --              --       1,122,521      (1,122,521)             --
  Cancellations of shares        (535,933)      (268)            --        (199,732)             --              --        (200,000)
  Issuance of preferred
    stock for cash                     --         --             --              --       3,367,233              --       3,367,609
  Amortization of stock
    option cost                        --         --         35,000              --              --              --          35,000
  Preferred stock dividend             --         --             --              --              --        (122,861)       (122,861)
  Purchase of Med
    Enclosure Stocks               10,000          5             --          53,495              --              --          53,500
  Net loss for 2002                    --         --             --              --              --      (3,460,574)     (3,460,574)
                              ------------   --------   ------------   -------------   -------------   -------------    ------------
BALANCE DECEMBER 31, 2002       5,626,582    $ 2,812    $        --    $  6,966,327    $  6,024,678    $(12,046,289)    $   947,980

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2004


                                                               PREFERRED STOCK                                 COMMON STOCK
                                        ------------------------------------------------------------    ----------------------------
                                                  SERIES A                        SERIES B
                                        ----------------------------    ----------------------------
                                           NUMBER
                                             OF                           NUMBER                          NUMBER
                                           SHARES          TOTAL         OF SHARES         TOTAL         OF SHARES          TOTAL
                                        ------------    ------------    ------------    ------------    ------------    ------------
Initial capitalization                           --     $        --              --     $        --       2,400,000     $     1,200
Issuance of common stock
  for a note                                     --              --              --              --         300,000             150
Issuance of common stock
  for cash                                       --              --              --              --         100,000              50
Issuance of common stock
  for services                                   --              --              --              --         764,000             382
Net loss for 1996                                --              --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------    ------------
 BALANCE, DECEMBER 31, 1996                      --              --              --              --       3,564,000           1,782
Exercise of options                              --              --              --              --          26,666              13
Issuance of common stock for
  cash and conversion of
   note payable ($77,000)                        --              --              --              --         640,000             320
Net loss for 1997                                --              --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------    ------------
 BALANCE, DECEMBER 31, 1997                      --              --              --              --       4,230,666           2,115
Exercise of options                              --              --              --              --          57,000              29
Issuance of common stock
  for cash                                       --              --              --              --          40,000              20
Issuance of preferred stock
  for cash                                    8,824               9              --              --              --              --
Valuation of beneficial
  conversion feature on
  Series A Preferred                             --              --              --              --              --              --
Contribution of officer's
  salary                                         --              --              --              --              --              --
Net loss for 1998                                --              --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------    ------------
 BALANCE, DECEMBER 31, 1998                   8,824               9              --              --       4,327,666           2,164
Exercise of warrants                             --              --              --              --         209,490             105
Exercise of options                              --              --              --              --         146,903              73
Issuance of preferred stock
  for cash                                   70,469              70              --              --              --              --
Preferred stock dividend                         --              --              --              --           5,474               3
Valuation of beneficial
  conversion feature on
  Series A Preferred                             --              --              --              --              --              --
Repurchase of common shares                      --              --              --              --        (560,000)           (280)
Net loss for 1999                                --              --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------    ------------
 BALANCE, DECEMBER 31, 1999                  79,293     $        79              --     $        --       4,129,533     $     2,065

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-6a

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2004


                                                                                                           DEFICIT
                                                          ADDITIONAL      ADDITIONAL      ACCUMULATED        TOTAL
                                           STOCK           PAID-IN         PAID-IN        DURING THE      SHAREHOLDERS'
                                           OPTION          CAPITAL-        CAPITAL-       DEVELOPMENT       EQUITY
                                           COSTS            COMMON         PREFERRED        STAGE           (DEFICIT)
                                        ------------     ------------    ------------    ------------     ------------
Initial capitalization                  $        --      $        --     $        --     $        --      $     1,200
Issuance of common stock
  for a note                                     --               --              --              --              150
Issuance of common stock
  for cash                                       --            4,950              --              --            5,000
Issuance of common stock
  for services                                   --           37,818              --              --           38,200
Net loss for 1996                                --               --              --         (59,079)         (59,079)
                                        ------------     ------------    ------------    ------------     ------------
 BALANCE, DECEMBER 31, 1996                      --           42,768              --         (59,079)         (14,529)
Exercise of options                              --           29,987              --              --           30,000
Issuance of common stock for
  cash and conversion of
  note payable ($77,000)                         --          927,680              --              --          928,000
Net loss for 1997                                --               --              --        (457,829)        (457,829)
                                        ------------     ------------    ------------    ------------     ------------
 BALANCE, DECEMBER 31, 1997                      --        1,000,435              --        (516,908)         485,642
Exercise of options                              --          114,971              --              --          115,000
Issuance of common stock
  for cash                                       --           57,980              --              --           58,000
Issuance of preferred stock
  for cash                                       --               --          74,991              --           75,000
Valuation of beneficial
  conversion feature on
  Series A Preferred                             --               --          25,000         (25,000)              --
Contribution of officer's
  salary                                         --           80,000              --              --           80,000
Net loss for 1998                                --               --              --        (640,580)        (640,580)
                                        ------------     ------------    ------------    ------------     ------------
 BALANCE, DECEMBER 31, 1998                      --        1,253,386          99,991      (1,182,488)         173,062
Exercise of warrants                             --          366,503              --              --          366,608
Exercise of options                              --          177,289              --              --          177,362
Issuance of preferred stock
  for cash                                       --               --         598,930              --          599,000
Preferred stock dividend                         --           25,722              --         (25,725)              --
Valuation of beneficial
  conversion feature on
  Series A Preferred                             --               --         199,486        (199,486)              --
Repurchase of common shares                      --               --              --              --             (280)
Net loss for 1999                                --               --              --      (1,329,328)      (1,329,328)
                                        ------------     ------------    ------------    ------------     ------------
 BALANCE, DECEMBER 31, 1999             $        --      $ 1,822,900     $   898,407     $(2,737,027)     $   (13,576)

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-6b

                                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       Consolidated Statements of Cash Flows



                                                                                                      CUMULATIVE
                                                                                                    FROM INCEPTION
                                                                      YEAR ENDED DECEMBER 31,      (APRIL 11, 1996)
                                                                -------------------------------     TO DECEMBER 31,
                                                                     2004              2003             2004
                                                                -------------     -------------     -------------
Cash flows from operating activities:
  Net loss                                                      $ (8,314,255)     $ (2,759,466)     $(20,739,026)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                     21,247            21,274           138,728
    Contribution of officer's salary                                      --                --            80,000
    Issuance of common stock and options for services              4,962,866            33,770         5,629,213
  Changes in operating asets and liabilities
    Decrease (increase) in other assets                              162,912           (70,329)           38,867
    Increase (decrease) in accounts and other payable               (198,268)          (13,546)           10,631
    (Decrease) increase in accrued expenses                           24,591            (5,474)          222,852
                                                                -------------     -------------     -------------
    Net cash used by operating activities                         (3,340,907)       (2,793,771)      (14,618,735)
                                                                -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) redemption of short-term investments                    554,079        (2,450,469)       (1,896,390)
  Purchase of patent                                                (100,000)               --          (114,795)
  Capital expenditures                                                    --            (1,500)         (148,016)
                                                                -------------     -------------     -------------
    Net cash provided (used) by investing activities                 454,079        (2,451,969)       (2,159,201)
                                                                -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                         --                --            73,150
  Payments on note payable to shareholder                                 --                --            (3,000)
  Exercise of options and warrants                                   647,182         1,318,425         4,284,296
  Issuance of preferred stock                                             --         6,485,082        12,993,292
  Issuance of common stock                                                --                --           915,200
  Dividends                                                               --                --            (5,051)
  Cancellation of common stock                                            --                --          (200,325)
                                                                -------------     -------------     -------------
    Net cash provided by financing activities                        647,182         7,803,507        18,057,562
                                                                -------------     -------------     -------------

Net increase (decrease) in cash                                   (2,239,646)        2,557,767         1,279,626
CASH, BEGINNING OF PERIOD                                          3,519,274           961,507                --
                                                                -------------     -------------     -------------
CASH, END OF PERIOD                                             $  1,279,628      $  3,519,274      $  1,279,626
                                                                =============     =============     =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                  $         --      $         --      $        150
  Debt to equity conversion                                     $         --      $         --      $     77,000
  Acquisition of minority interest                              $         --      $         --      $     33,250
  Sale of Tercero - elimination of goodwill                     $         --      $         --      $    (40,000)
  Preferred dividends accrued                                   $    478,594      $    372,925      $    979,242
  Preferred dividends paid through issuance of common stock     $     28,464      $     18,071      $     90,356
  Acquisition of Med Enclosures for note payable                $         --      $         --      $    250,000
  Acquisition of patent paid by issuance of common stock        $         --      $         --      $    288,708
  Settlement of lawsuit by issuance of common stock             $         --      $         --      $    200,000
  Valuation of beneficial conversion features                   $         --      $  2,161,694      $  4,330,695

              The accompanying notes are an integral part of these consolidated financial statements.


                                                        F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

         In June 1998, CPC formed CPCA 2000, Inc., a Nevada corporation ("CPCA") to serve as the Company's wholly owned operating subsidiary. The Company transferred all of its assets and liabilities to CPCA.

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

         On November 22, 1999, CPC formed Med Enclosures, LLC, a Nevada limited liability company (MED), with Gene Myers Enterprises, Inc. (GME), a minority shareholder of CPC. CPC received a 73.3% interest in MED for a $250,000 promissory note, which was retired in April 2000. GME contributed two patents it developed that are recorded at GME's carrying value of zero. MED acquired its third patent from GME with the proceeds from the $250,000 promissory note. During 2002, the Company purchased an additional 7% of MED through the issuance of 10,000 shares of common stock valued at $53,500. During 2004, the Company purchased an additional 12% of MED for $100,000, and in January 2005 purchased the remaining 7.7% of MED through the issuance of 4,000 shares of common stock valued at $154,000.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

         Organization (continued)
         ------------------------

         During 2002, the Company formed Med Close Corp ("MCC"). In 2004, MCC began research and development activities.

         Principles of consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, DSDS from July 1997 through November 1998, CPCA from June 1998, MED and HeartMed LLC from November 1999, and MCC from 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and equivalents, short-term investments and other cash flow
         ----------------------------------------------------------------
         statement supplemental information
         ----------------------------------

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

         No income taxes have been paid since inception. Payments of $8,954 for interest have been made since inception; none in 2003 or 2004.

         Patents and trademarks
         ----------------------

         Patents and trademarks are stated at cost and amortized using the straight-line method over their economic useful life, which is estimated at ten and fifteen years, respectively. During 2004, the Company acquired a 7% additional interest in MED for $100,000, which was added to patent costs in the accompanying financial statements. Amortization expense was $20,649 in 2004 and in 2003.

         Equipment
         ---------

         Depreciation expense is provided over the estimated useful life of 5 years using accelerated methods. Depreciation expense was $598 in 2004 and $625 in 2003.

         Use of estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Reclassifications
         -----------------

         Certain items in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

         Intangibles and long-lived assets
         ---------------------------------

         Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

                                                     2004         2003
                                                  ---------    ---------
         Patents
                Gross carrying amount             $403,500     $303,500
                                                  =========    =========
                Accumulated amortization          $103,561     $ 83,327
                                                  =========    =========
                Amortization expense              $ 20,234     $ 20,234
                                                  =========    =========

         Trademark
                Gross carrying amount             $  6,232     $  6,232
                                                  =========    =========
                Accumulated amortization          $  3,322     $  2,907
                                                  =========    =========
                Amortization expense              $    415     $    415
                                                  =========    =========

         Amortization of intangibles is expected to be approximately $28,000 in each of the next five years.

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

         Basic and diluted net loss per share
         ------------------------------------

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2004 and 2003 all common stock equivalents were anti-dilutive.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

         Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                       2004             2003
                                                   -------------   -------------
         Net loss
                As reported                        $ (8,314,255)   $ (2,759,466)
                Stock compensation                 $  1,885,540    $    267,487
                Pro forma                          $(10,199,795)   $ (3,026,953)
         Basic and fully diluted loss per share
                As reported                        $      (1.31)   $      (0.90)
                Pro forma                          $      (1.59)   $      (1.05)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 1998 and 1996, respectively: risk-free interest rate of 3.375%, 6% and 9%; volatility of 20%, 50% and 200%; and a weighted fair value of $11.33, $1.26 and $.001.

         Recent accounting pronouncements
         --------------------------------

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENTS ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

         In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION 29 ("SFAS 153"). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB OPINION 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.       SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------

         Series A Preferred stock
         ------------------------

         In November 1998, the Company commenced the private placement sale of Series A preferred stock at $8.50 per share. The Company sold 79,293 shares for proceeds of $674,000. The Series A Preferred stock had no voting rights and had a 5% annual dividend payable in cash or common stock. Each Series A share was convertible into one common share until December 31, 1999, when the conversion price was adjusted to the lower of $6.38 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At December 31, 1999 the conversion price was adjusted to $4.70 per share. On December 31, 1999, a dividend of $25,725 was paid by issuing 5,474 shares of the Company's common stock. In January 2000, 70,469 Series A shares were converted into 127,447 common shares. In June 2001, the remaining 8,824 Series A shares and related accrued dividends of $1,563 were converted into 16,290 common shares. Additional accrued dividends of $3,750 were paid in cash.

         Series B Preferred stock
         ------------------------

         In April 2000, the Company commenced the private placement sale of Series B preferred stock at $8.75 per share. The Company sold 185,144 shares for proceeds of $1,620,010. The Company recorded a beneficial conversion feature totaling $208,125 in 2000 and $331,636 in 2001 at the date of issuance. The Series B Preferred stock had no voting rights and had a 5% annual dividend payable in cash or common stock. Each Series B share was convertible into one common share until June 30, 2001, when the conversion price was adjusted to the lower of $6.56 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At June 30, 2001, the conversion price was adjusted to $3.20 per share. During the fourth quarter of 2001, 113,715 Series B shares and related accrued dividends of $9,908 were converted into 314,037 common shares. In March 2002, the remaining 71,429 Series B shares were converted into 195,313 common shares. Additional accrued dividends of $53,125 were paid in cash.

         Series C Preferred stock
         ------------------------

         In October 2001, the Company commenced the private placement sale of Series C preferred stock at $8.90 per share. The Company sold 359,780 shares for proceeds of $3,202,042. The Company recorded a beneficial conversion feature totaling $1,067,337 at the date of issuance. The Series C Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock. Each Series C share was convertible into one common share until June 30, 2002, when the conversion price was adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.       SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------

         Series C Preferred stock (continued)
         ------------------------------------

         At June 30, 2002, the conversion price was adjusted to $3.57 per share. During the fourth quarter of 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2004, 11,236 Series C shares and related accrued dividends of $11,758 were converted into 31,304 common shares. Accrued dividends of $337,032 on the 303,182 outstanding shares remain unpaid at December 31, 2004.

         Series D Preferred stock
         ------------------------

         In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share. The Company sold 819,336 shares for proceeds of $7,496,924. The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock. Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share. During 2004, 27,873 Series D shares and related accrued dividends of $16,706 were converted into 39,614 common shares. Accrued dividends of $613,731 on the 791,463 outstanding shares remain unpaid at December 31, 2004.

         Common stock
         ------------

         During 2004, 11,236 Series C shares and 27,873 Series D shares and related accrued dividends of $28,464 were converted into 70,918 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares.

         In March 2002, 71,429 Series B shares were converted into 195,313 common shares.

         In October 2002, the Company purchased an additional 7% interest in MED for 10,000 common shares valued at $53,500.

         In March 2002, 33,333 common shares were returned for cancelation as part of a lawsuit settlement. In August and November 2002, 502,600 common shares were returned for cancelation as part of the settlement with former consultants of the Company.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.       SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------------

         Common stock (continued)
         ------------------------

         In June 1998, the Company effected a two-for-one stock split, decreasing the par value to $.0005 per share. The number of authorized shares remained at 20,000,000. All share information reported in these financial statements has been adjusted to reflect the two-for-one stock split.

         In March 1997, the Company commenced the private placement sale of 35 units at $29,000 per unit. Each unit consisted of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. The Company sold 34 units, including 3 units in conversion of a note payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into three units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance. During 1999, warrants to purchase 209,490 common shares were exercised. During 2000, warrants to purchase 365,500 common shares were exercised and the remaining balance of 785,010 at December 31, 2000 were not converted and therefore expired.

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

         Stock options
         -------------

         The Company has granted options to purchase its common stock. The option prices at the time of grant were at or above the fair value of the Company's common stock. The following information applies to all options outstanding at December 31, 2004:

                                                          Weighted                          Weighted
                                          Average         average                            average
     Exercise            Options         remaining        exercise          Number          exercise
      Price            Outstanding     life (years)        price         exercisable          price
-------------------  ---------------- ---------------- --------------- ----------------- --------------
     $ 1.125              757,600            1             $ 1.125           757,600          $ 1.125
     $  2.50            3,722,907            3             $  2.50         2,522,907          $  2.50
     $ 29.12              550,000            5             $ 29.12           550,000          $ 29.12


                                                F-14

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.       SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------------

         Stock options (continued)
         -------------------------

         A summary of stock option activity follows:

                                                                 Exercise
                                                Number of         Price
                                                 Options         Per Share        Expiration
                                               ----------     ---------------    ------------
         Inception (April 11, 1996)                   --                 --               --
         Granted                               4,420,000      $1.125 - 1.25      1997 - 2006
                                               ----------     ---------------    ------------
         Outstanding at December 31, 1996      4,420,000      $1.125 - 1.25      1997 - 2006

         Exercised                               (26,666)     $       1.125
         Expired                                (200,000)     $        1.18
                                               ----------     ---------------    ------------
         Outstanding at December 31, 1997      4,193,334      $1.125 - 1.25             2006

         Granted                               4,152,000      $1.25 -  9.00             2008
         Exercised                               (57,000)     $1.125 - 2.50
         Canceled                             (1,173,334)     $       1.125
                                               ----------     ---------------    ------------
         Outstanding at December 31, 1998      7,115,000      $1.125 - 9.00      2003 - 2014

         Granted                                  25,000      $         5.50            2004
         Exercised                              (146,903)     $1.125 - 2.50
         Canceled                               (490,000)                        $     1.125
                                               ----------     ---------------    ------------
         Outstanding at December 31, 1999      6,503,097      $1.125 - 9.00      2003 - 2008

         Granted                                 175,000      $5.00 - $5.75
         Exercised                              (223,832)     $1.125 - 2.50
                                               ----------     ---------------    ------------
         Outstanding at December 31, 2000      6,454,265      $1.125 - 9.00      2003 - 2008

         Granted                                  15,800      $        2.50             2004
         Exercised                              (360,394)     $1.125 - 2.50
                                               ----------     ---------------    ------------
         Outstanding at December 31, 2001      6,109,671      $1.125 - 9.00      2003 - 2008

         Exercised                              (282,480)     $       1.125
         Canceled                               (100,000)     $        5.50
                                               ----------     ---------------    ------------
         Outstanding at December 31, 2002      5,727,191      $1.125 - 9.00      2003 - 2008

         Exercised                              (775,909)     $1.125 - 9.00
         Canceled                                (10,000)                        $      8.00
                                               ----------     ---------------    ------------
         Outstanding at December 31, 2003      4,941,282      $1.125 -  5.75     2004 - 2008
         Granted                                 550,000      $        29.12            2009
         Exercised                              (460,775)     $1.125 -  5.75
                                               ----------     ---------------    ------------
         Outstanding at December 31, 2004      5,030,507      $1.125 - 29.12     2006 - 2009
                                               ==========     ===============    ============


                                              F-15

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.       SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------------

         Stock options (continued)
         -------------------------

         The following information applies to employee options outstanding at December 31, 2003:

                                                           Weighted                           Weighted
                                          Average          average                             average
    Exercise            Options          remaining         exercise          Number           exercise
     Price            Outstanding      life (years)         price          exercisable          price
-----------------   ----------------  ----------------  ---------------  ----------------  --------------
    $ 1.125                   19             1             $ 1.125                  19         $ 1.125
    $ 2.50             1,731,605             3             $  2.50           1,131,605         $  2.50
    $ 29.12              275,000             5             $ 29.12             275,000         $ 29.12

         In October 2004, 275,000 options were granted to a consultant at an exercise price of $29.12 for services performed. The options vest immediately and expire on October 11, 2009. The fair value of these options was calculated using the Black-Scholes option pricing model and was determined to be $3,117,034, which was included in the accompanying 2004 statement of operations.

         Also in October 2004, 275,000 options were granted to the Company's only employee at an exercise price of $29.12 for services performed. The options vest immediately and expire on October 11, 2009. The fair value of these options was calculated as the difference between the exercise price and $34.25, the selling price of Company's stock at the grant date. A total expense of $1,410,750 is included in the accompanying 2004 statement of operations.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.       BASIC AND DILUTED NET LOSS PER SHARE
---------------------------------------------

         The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                  2004             2003
                                                              ------------     ------------
BASIC AND DILUTED LOSS PER SHARE:

  Numerator
      Net loss                                                $(8,314,255)     $(2,759,466)
      Preferred dividend                                         (478,594)        (390,289)
      Beneficial conversion feature preferred stock                    --       (2,161,694)
                                                              ------------     ------------

                                                              $(8,792,849)     $(5,311,449)
                                                              ============     ============
  Denominator
      Basic and diluted weighted average number of
      common shares outstanding during the period               6,723,101        5,904,416
                                                              ============     ============

  Basic and diluted loss per share                            $     (1.31)     $     (0.90)
                                                              ============     ============

   Incremental common shares (not included in denominator
     of diluted earnings per share calculation due to
     their antidilutive nature) attributable to
     exercise/conversion of:
         Outstanding options                                    5,030,507        4,941,282
         Preferred stock                                        1,811,500        1,876,751
                                                              ------------     ------------

                                                                6,842,007        6,818,033
                                                              ============     ============

4.       INCOME TAXES
---------------------

         The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At December 31, 2004 the Company has an estimated net operating loss carryforward for federal tax purposes of $15,965,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2025. The Company had deferred tax assets of approximately $5,600,000 and $3,384,000 at December 31, 2004 and 2003, respectively, relating to its net operating loss. A 100% valuation allowance, which increased by $2,216,000 in 2004, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5.       COMMITMENTS AND CONTINGENCIES
--------------------------------------

         Consulting agreements
         ---------------------

         In January 1997, the Company entered into a consulting agreement with its strategic consultant, a related party, for five years at $5,000 per month. The agreement was amended in November 1997 to increase the fees to $8,000 per month, in April 1998 to increase the fees to $10,000 per month and extend the term of the agreement for an additional five years and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001. In 2003, the agreement was amended; accordingly base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options valued at $3,117,034 (see note 2).

         In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were also granted under the April 1998 amendment. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The options expire on April 22, 2008.

         The Company has entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties. The Company made payments to the strategic consultant amounting the $1,528,725 in 2004 and $672,264 in 2003.

         Employment agreement
         --------------------

         In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provides for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company. The agreement was amended in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base monthly compensation was $18,333 in 2001 and $19,250 in 2002. In 2003, the agreement was amended; accordingly base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options. See Note 2.

         In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were granted under the April 1998 agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The options expire on April 22, 2008.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------

         Royalty agreements
         ------------------

         In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to .75% on net sales of certain MED products as defined. In July 2001, these agreements were amended to increase the royalties to 1.5% of net sales of certain MED products as defined. In October 2004, the agreements were amended again. Pursuant to that amendment, in the event of a change in control of either MED or CPC of America, MED will be obligate to pay the CEO and the strategic consultant minimum royalty payments of $4,000,000 per year. To date, MED has not had any sales.

         In October 2002, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to 2.5% of net sales of certain MCC products as defined. To date, MCC has not had any sales.

         Litigation
         ----------

         The Company was named in a lawsuit brought by Richard E. Rubin, M.D., a former officer and director of the Company. Rubin alleged that the Company breached an employment contract with him and prohibited him from selling his shares of stock or exercising his stock options. He sought damages in excess of $5,000,000. The Company filed an answer denying any and all liability to Rubin. The Company interposed counterclaims against Rubin seeking recovery of the shares and options, or in the alternative, monetary damages. In December 2002, this matter was settled, with the Company paying Rubin $400,000 with a final payment of $200,000 due in 24 months in settlement of his claims and Rubin returning 424,600 shares of common stock to the Company. The $200,000 was paid in 2004 as required by the settlement agreement.

         Office lease
         ------------

         The Company leases its office space under a one-year lease at $1,000 per month from a related party. The lease expires November 30, 2005. Actual rent expense was $12,000 in 2004 and $12,500 in 2003.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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


ITEM 8B. OTHER INFORMATION

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are our directors and officers.


         NAME             AGE                             POSITION
--------------------      ---       --------------------------------------------
Rod A. Shipman            54        President, Secretary, Treasurer and Director
Rafe Cohen                57        Director
William C. Lievense       57        Director


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

KEY CONSULTANTS TO THE COMPANY

         The CTM Group, Inc., has a consulting contract to provide strategic planning services to our company. Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is a founder of our company and served as our president, treasurer and chairman of the board from April 1996 to January 1997. Mr. Shabty was a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida. He is a former director of TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the founder, chairman of the board and chief executive officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. From October 1993 to September 1994, Mr. Shabty served as executive vice president of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. We made payments to CTM Group amounting to $1,528,725 in 2004 and $672,264 in 2003.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002.



                                      ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                            ----------------------------------------  ------------------------------
                                                                                   COMMON SHARES
                                                                      RESTRICTED    UNDERLYING
                                                       OTHER ANNUAL     STOCK      OPTIONS GRANTED     ALL OTHER
NAME AND POSITION            YEAR    SALARY   BONUS    COMPENSATION   AWARDS ($)     (# SHARES)      COMPENSATION
-----------------------------------------------------------------------------------------------------------------
Rod A. Shipman, President    2004   $363,876  $ 58,344      -0-             -0-         275,000            -0-
and Chief Executive          2002   $381,557   175,000     9,000            -0-           -0-              -0-
Officer                      2002   $409,095      -0-       -0-             -0-           -0-              -0-


                                     OPTION/SAR GRANTS IN 2004 FISCAL YEAR
                                                INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------
                                 NUMBER OF
                                 SECURITIES
                                 UNDERLYING         % OF TOTAL OPTIONS/SARS      EXERCISE OR
                                OPTIONS/SARS        GRANTED TO EMPLOYEES IN       BASE PRICE
    NAME                        GRANTED (#)               FISCAL YEAR               ($/SH)        EXPIRATION DATE
-----------------------------------------------------------------------------------------------------------------
Rod A. Shipman,                   275,000                     100%                  $29.12            10/11/09
President and Chief
Executive Officer
-----------------------------------------------------------------------------------------------------------------

                                    AGGREGATED OPTION/SAR EXERCISES IN 2004 FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES

                                                                                NUMBER OF
                                                                                SECURITIES           VALUE OF
                                                                                UNDERLYING          UNEXERCISED
                                                                               UNEXERCISED         IN-THE-MONEY
                                                                             OPTIONS/SARS AT      OPTIONS/SARS AT
                                                                                FY-END (#)           FY-END ($)
           NAME                  SHARES ACQUIRED      VALUE REALIZED          EXERCISABLE/         EXERCISABLE/
                                 ON EXERCISE (#)            ($)               UNEXERCISABLE        UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------

Rod A. Shipman, President and        247,452            $8,078,562         1,095,246/600,000         $37,785,987/
Chief Executive Officer                                                                              $20,700,000(1)


(1) Based on a closing price of $37.00 per share for our common stock as quoted on the OTC Bulletin Board on December 30, 2004.

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

         EMPLOYMENT AGREEMENTS. On April 23, 1998, we entered into an Employment Agreement with Rod A. Shipman to serve as our president and chief executive officer. Pursuant to the terms of that employment agreement, Mr. Shipman received an annual salary of $120,000. Effective April 1, 1999, Mr. Shipman and we amended the terms of his employment agreement to increase annual compensation to $220,000 and to permit Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. Effective January 1, 2003, Mr. Shipman and we further amended the agreement to increase annual compensation to $354,312. Pursuant to his employment agreement with us, in April 1998 Mr. Shipman received options to purchase 2,000,000 shares of our common stock at an exercise price of $2.50 per share, which vest and first become exercisable in 200,000 share installments commencing on April 22, 1998 and on each of the next nine anniversaries of such date. The options expire on April 22, 2008. The Employment Agreement is for a term of ten years, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.

         In July 2000, our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, a bonus to Mr. Shipman in the form of a royalty on the net sale of products of Med Enclosure derived from two of its three patents. Mr. Shipman was to initially will receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved an amendment to the royalty agreement increasing the royalty payable to Mr. Shipman to one and one-half percent (1.5%) on all net sales. In October 2004, our board of directors approved a further amendment to the royalty agreement between Med Enclosure and Mr. Shipman. Pursuant to that amendment, in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman minimum royalty payments of $4,000,000 per year. In October 2002, our board of directors approved, and caused our wholly-owned subsidiary, Med Close Corp., to award a bonus to Mr. Shipman in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales of products of Med Close Corp.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 28, 2005 by
(i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

                 NAME AND ADDRESS                  NUMBER OF SHARES     PERCENTAGE OWNED
                                                   ----------------     ----------------
Rod A. Shipman(1) (2)                                  1,725,595             20.1%
Rafe Cohen(1)                                             60,000              (*)
William C. Lievense(1)                                    65,000              (*)
CTM Group, Inc.(3)(4)                                  3,130,616             33.8%
Leslie J. Kessler(5)(6)                                  599,468              7.9%
All officers and directors as a group (three           1,850,595             21.6%
persons)

---------------

(1)      Address is 6336 17th Street Circle East, Sarasota, Florida 34243.

(2) Includes options granted to Mr. Shipman to purchase 1,370,246 shares of common stock. Does not include options to purchase 600,000 shares of common stock, which are subject to vesting.

(3)      Address is 1350 East Flamingo, #800, Las Vegas, Nevada 89119.

(4) Includes options granted to the CTM Group to purchase 2,069,253 shares of common stock. Does not include options to purchase 600,000 shares of common stock, which are subject to vesting.

(5)      Address is 11 Hedgerow Lane, Jericho, New York 11753.

(6) Includes an option granted to Ms. Kessler to purchase 357,000 shares of common stock.

(*)      Less than one percent.

Equity Compensation Plans
-------------------------

         The following table sets forth certain information as of December 31, 2004 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon         Weighted- Average         Number of Common
                                Exercise of Outstanding         Exercise Price of         Shares Remaining
      Plan Category                     Options                Outstanding Options     Available for Issuance
--------------------------     -------------------------     ---------------------     ----------------------
Equity compensation plan                810,348                       $1.42                   3,175,534
approved by shareholders

Equity compensation plan              4,233,548                       $2.50                      N/A
not approved by
shareholders (1)

----------
         (1) Represents shares of common stock issuable to Rod Shipman and CTM Group, Inc. pursuant to option agreements entered into with us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 2000, our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, bonuses to our chief executive officer, Rod A. Shipman and CTM Group, Inc in the form of a royalty on the net sale of products of Med Enclosure derived from two of its three patents. Under the original royalty agreements, Mr. Shipman and CTM Group were to each receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved amendments to the royalty agreements increasing the royalties payable to Mr. Shipman and CTM Group to one and one-half percent (1.5%) on all net sales. In October 2004, our board of directors approved further amendments to the royalty agreements with Mr. Shipman and CTM Group. Pursuant to those amendments, in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman and CTM Group each minimum royalty payments of $4,000,000 per year. CTM Group beneficially owns approximately 32.1% of our outstanding common shares.

         In October 2002, our board of directors approved, and caused our wholly-owned subsidiary, Med Close Corp., to award a bonus to Mr. Shipman and CTM Group each in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales of products of Med Close Corp.

         During 2002 and 2003, we entered into various agreements with CTM Group for research and development of additional various applications of our proprietary intellectual property. We made payments to CTM Group amounting to $1,528,725 in 2004 and $672,164 in 2003.

ITEM 13. EXHIBITS.

         INDEX TO EXHIBITS

         3.1      Articles of Incorporation of the Company (1)

         3.2      Certificate of Amendment of Articles of Incorporation (2)

         3.3      Bylaws of the Company (1)

         4.1      Specimen of Common Stock Certificate (1)

         4.2 Certificate of Designations of the Company's Series A Preferred Stock (5)

         4.3 Certificate of Designations of the Company's Series B Preferred Stock (8)

         4.4 Certificate of Designations of the Company's Series C Preferred Stock (8)

         4.5 Certificate of Designations of the Company's Series D Preferred Stock (10)

         10.1     Consulting Agreement between the Company and CTM Group, Inc
                  (1)

         10.2 Stock Purchase Agreement between the Company and DSDS Group, Inc. dated July 25, 1997 (1)

         10.3 Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (3)

         10.4 Operating Agreement dated August 21, 1998 between the Company and Partner Provider Health, Inc. (2)

         10.5 Consulting Agreement dated April 23, 1998 between the Company and CTM Consulting Group, Inc. (3)

         10.6 Agreement dated November 17, 1998 between the Company and Automated Specialties Enterprises, Inc. (4)

         10.7 Agreement dated November 17, 1998 between the Company and Metropolitan Health Services, Inc. (4)

         10.8 Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (5)

         10.9 Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (5)

         10.10 Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999 (6)

         10.11    Amended and Restated Operating Agreement for Med Enclosures
                  LLC (7)

         10.12 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and Rod A. Shipman (7)

         10.13 Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and CTM Group, Inc. (7)

         10.14 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and Rod A. Shipman (8)

         10.15 Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and CTM Group, Inc. (8)

         10.16 Product Development Services Agreement between Biomed Research, Inc. and Med Enclosure LLC (9)

         10.17 Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the Company (10)

         10.18 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and CTM Group, Inc. (10)

         10.19 Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and Rod A. Shipman (10)

         10.20 Royalty Agreement dated October 29, 2002 between MED Close Corp. and CTM Group, Inc. (10)

         10.21 Royalty Agreement dated October 29, 2002 between MED Close Corp. and Rod A. Shipman (10)

         10.22 Agreement dated October 29, 2002 between Med Close Corp. and Med Enclosure LLC (10)

         10.23 Amendment No. 2 dated January 1, 2003 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman
                  (11)

         10.24 Amendment No. 2 dated January 1, 2003 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc.
                  (11)

         10.25 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and Rod A. Shipman (12)

         10.26 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and CTM Group, Inc. (12)

         10.27 Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (13)

         10.28 Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (13)

         21.1     List of Subsidiaries

         23.1     Consent of Independent Certified Public Accountants

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

---------------

(1) Previously filed as part of the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 20, 1998.

(2) Previously filed as part of the Company's registration statement on Form 10-SB/A filed with the Securities and Exchange Commission on August 14, 1998.

(3) Previously filed as part of the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on July 14, 1998.

(4) Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(5) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999.

(6) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999 filed with the Securities and Exchange Commission on August 9, 1999.

(7) Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001.

(8) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 11, 2001.

(9) Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

(10) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 19, 2002.

(11) Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

(12) Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(13) Previously filed as part of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our board of directors has selected Cacciamatta Accountancy Corporation as our independent accountants to audit our consolidated financial statements for the fiscal year 2004. Cacciamatta Accountancy Corporation previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.


AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to us by Cacciamatta Accountancy Corporation for the years ended December 31, 2004 and 2003 were as follows:

              Services Provided                          2004         2003
              -------------------------------------   ----------   ---------
              Audit Fees...........................   $ 63,000     $ 57,000
              Audit Related Fees...................      -0-          -0-
              Tax Fees.............................      -0-          -0-
              All Other Fees.......................      -0-          -0-
                                                     ----------    ---------
                      Total........................   $ 63,000     $ 57,000

         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. There were no fees billed for the years ended December 31, 2004 and 2003 for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. There were no billed for the years ended December 31, 2004 and 2003 for services other than the services described above.

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

                                      CPC OF AMERICA, INC.

Date:  March 31, 2005                 By: /s/ Rod A. Shipman
                                          -------------------------------------
                                          Rod A. Shipman,
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                       Date

/s/ Rod A. Shipman     President, Chief Financial Officer,        March 31, 2005
---------------------  Secretary, Treasurer and Principal
ROD A. SHIPMAN         Accounting Officer and Director


/s/ Rafe Cohen         Director                                   March 31, 2005
---------------------
RAFE COHEN

/s/ William Lievense   Director                                   March 31, 2005
---------------------
WILLIAM LIEVENSE