Form 10-Q
period 2005-03-31
CPC OF AMERICA INC
filed 2005-05-10
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-24053

                              CPC OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                           11-3320709
    (STATE OR OTHER JURISDICTION                              (IRS EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                 6336 17TH STREET CIRCLE EAST, SARASOTA, FLORIDA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  941-727-4370
                         (REGISTRANT'S TELEPHONE NUMBER)


              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such ireports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]   No [ ]

         Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes [X]   No [ ]

         As of May 9, 2005, the Company had 7,219,692 shares of its $.0005 par value common stock issued and outstanding.

                                       CPC OF AMERICA, INC.
                                   QUARTERLY REPORT ON FORM 10-Q
                                FOR THE PERIOD ENDED MARCH 31, 2005


PART 1 - FINANCIAL INFORMATION
                                                                                         PAGE NO.
                                                                                         --------
ITEM I . FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
December 31, 2004 and March 31, 2005).......................................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods ended March 31, 2005 and 2004 and for the period from inception (April 11, 1996) to March 31, 2005.........................................F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004 and for the period
  from inception (April 11, 1996) to March 31, 2005.........................................F-4
Notes to Unaudited Condensed Consolidated Financial Statements..............................F-6



                                         CPC OF AMERICA, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)

                                                                                         MARCH 31,        DECEMBER 31,
                                                                                           2005              2004
                                                                                        ------------      ------------
                                              ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                  $  2,730,039      $  1,279,628
  Short term investments                                                                          --         1,896,390
  Prepaid and other                                                                          113,778            14,904
                                                                                        ------------      ------------

TOTAL CURRENT ASSETS                                                                       2,843,817         3,190,922

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                                       704               807
PATENTS, NET OF ACCUMULATED AMORTIZATION                                                     443,995           299,939
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                                    2,807             2,910
CASH SURRENDER VALUE OF LIFE INSURANCE                                                       210,320                --
                                                                                        ------------      ------------

TOTAL ASSETS                                                                            $  3,501,643      $  3,494,578
                                                                                        ============      ============

                                LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                      $     11,344      $      9,454
  Accrued expenses                                                                            50,008            35,125
  Dividends payable                                                                        1,088,505           950,763
                                                                                        ------------      ------------

TOTAL CURRENT LIABILITIES                                                                  1,149,857           995,342
                                                                                        ------------      ------------

SHAREHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, $.001 par value, Series C -
     299,811 and 303,182 shares issued and outstanding at March 31, 2005
       and December 31, 2004, respectively                                                       300               303
     Series D - 780,533 and 791,463 shares issued and outstanding at March 31, 2005
       and December 31, 2004, respectively                                                       781               792
  Common stock, 20,000,000 shares authorized, $.0005 par value, 7,219,692 and
     7,007,873 shares issued and outstanding at March 31 2005 and December 31,
     2004, respectively                                                                        3,609             3,503
  Additional paid in capital - Common                                                     15,139,265        14,574,414
  Additional paid in capital - Preferred                                                  13,940,825        14,070,811
  Deficit accumulated during the development stage                                       (26,732,994)      (26,150,587)
                                                                                        ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                                                                 2,351,786         2,499,236
                                                                                        ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                $  3,501,643      $  3,494,578
                                                                                        ============      ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                          F-1

                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)



                                                                                   CUMULATIVE
                                                     THREE MONTHS ENDED          FROM INCEPTION
                                                         MARCH 31,              (APRIL 11, 1996)
                                              ------------------------------      TO MARCH 31,
                                                  2005              2004             2005
                                              ------------      ------------      ------------
COSTS AND EXPENSES
Research and development                      $    342,372      $  1,130,243      $ 15,836,355
General and administrative                         100,130            50,622         5,537,517
                                              ------------      ------------      ------------

OPERATING LOSS                                    (442,502)       (1,180,865)      (21,373,872)
                                              ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Interest expense                                        --                --            (8,954)
Interest income                                     12,119            22,583           212,297
                                              ------------      ------------      ------------
                                                    12,119            22,583           203,343
                                              ------------      ------------      ------------

LOSS BEFORE MINORITY INTEREST                     (430,383)       (1,158,282)      (21,170,529)

MINORITY INTEREST                                       --                --             1,120
                                              ------------      ------------      ------------

NET LOSS                                      $   (430,383)     $ (1,158,282)     $(21,169,409)
                                              ============      ============      ============

BASIC AND DILUTED NET LOSS PER SHARE          $      (0.08)     $      (0.20)
                                              ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                   7,121,204         6,549,904
                                              ============      ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                               F-2

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)



                                                                                                CUMULATIVE
                                                                THREE MONTHS ENDING           FROM INCEPTION
                                                                    MARCH 31,                (APRIL 11, 1996)
                                                          ------------------------------        MARCH 31,
                                                              2005              2004              2005
                                                          ------------      ------------      ------------
Cash flows from Operating activities
  Net loss                                                $   (430,383)     $ (1,158,282)     $(21,169,409)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation and amortization                               10,150             5,411           148,878
    Contribution of officer's salary                                --                --            80,000
    Issuance of common stock and options for services          101,050            79,560         5,730,263
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                        (98,874)          170,100           (60,005)
    Increase (decrease) in accounts and other payable            1,890                --            12,521
    Increase (decrease) in accrued expenses                     14,883           112,512           237,735
                                                          ------------      ------------      ------------
Net cash from operating activities                            (401,284)         (790,699)      (15,020,017)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase) redemption of short-term investments            1,896,390           (14,782)               --
  Purchase of patent                                                --                --          (114,795)
  Capital expenditures                                              --                --          (148,016)
  Increase in cash surrender value of life insurance          (210,320)               --          (210,320)
                                                          ------------      ------------      ------------
Net cash from investing activities                           1,686,070           (14,782)         (473,131)
                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                   --                --            73,150
  Payments on note payable to shareholder                           --                --            (3,000)
  Exercise of options and warrants                             165,625           136,750         4,449,921
  Issuance of preferred stock                                       --                --        12,993,292
  Issuance of common stock                                          --                --           915,200
  Dividends                                                         --                --            (5,051)
  Cancellation of commom stock                                      --                --          (200,325)
                                                          ------------      ------------      ------------
Net cash from financing activities                             165,625           136,750        18,223,187
                                                          ------------      ------------      ------------

Net (decrease) increase in cash                              1,450,411          (668,731)        2,730,039

CASH, BEGINNING OF PERIOD                                    1,279,628         3,519,274                --

                                                          ------------      ------------      ------------
CASH, END OF PERIOD                                       $  2,730,039      $  2,850,543      $  2,730,039
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

                                                                                                   (CONTINUED)


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                     F-3

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)



                                                                                               CUMULATIVE
                                                                THREE MONTHS ENDING          FROM INCEPTION
                                                                     MARCH 31,              (APRIL 11, 1996)
                                                          ------------------------------        MARCH 31,
                                                              2005             2004               2005
                                                          ------------      ------------      ------------
Non-cash investing and financing activities:
  Issuance of common stock for note receivable                      --                --               150
  Debt to equity conversion                                         --                --            77,000
  Acquisition of minority interest                                  --                --            33,250
  Sale of Tercero - elimination of goodwill                         --                --           (40,000)
  Preferred dividends accrued                                  152,024           128,757         1,131,266
  Preferred dividends paid through common stock issuance        14,282                --           104,638
  Acquisition of Med Enclosures for note payable                    --                --           250,000
  Acquisition of patent through issuance of common stock       154,000                --           442,708
  Settlement of lawsuit through common stock issuance               --                --           200,000
  Valuation of beneficial conversion features                       --                --         4,330,695


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                     F-4

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

      Pro forma adjustments to our consolidated net loss and loss per share for the three months ended March 31, 2005 and 2004 are as follows:

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


2.    STOCK-BASED COMPENSATION (CONTINUED)


                                                     For the three months
                                                        ended March 31,
                                                -------------------------------
                                                   2005                 2004
                                                -----------         -----------
Net loss, as reported                           $  (430,383)        $(1,158,282)
Additional costs for estimated
  fair value of options                             (27,854)            (44,814)
                                                -----------         -----------

Pro forma net loss                              $  (458,237)        $(1,203,096)
                                                ===========         ===========

Net loss per share
  As reported                                   $     (0.08)        $     (0.20)
                                                ===========         ===========
  Pro forma                                     $     (0.09)        $     (0.20)
                                                ===========         ===========


3.    SHAREHOLDERS' EQUITY
--------------------------

      During the three months ended March 31, 2005, the Company issued 182,010 shares of common stock for $266,675 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. Also, during the period, the Company issued 4,000 shares of common stock valued at $154,000 for the remaining 7.7% of Med Enclosure, LLC. The Company accounted for the $154,000 as additional patent costs in the accompanying financial statements. In addition, 3,371 Series C preferred shares and 10,930 Series D preferred shares and related accrued dividends were converted to 25,809 shares of common stock during the three months ended March 31, 2005.

      During the three months ended March 31, 2004, the Company issued 122,825 shares of common stock for $216,310 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options.

4.    NET LOSS PER COMMON SHARE
-------------------------------

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For March 31, 2005 and 2004 all common stock equivalents were anti-dilutive; thus, basic loss per share equals diluted loss per share.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


4.    NET LOSS PER COMMON SHARE (CONTINUED)
-------------------------------------------


                                                        For the three months
                                                           ended March 31,
                                                    ---------------------------
                                                       2005            2004
                                                    -----------     -----------
Numerator
      Net loss                                      $  (430,383)    $(1,158,282)
      Preferred dividends                              (152,024)       (128,757)
                                                    -----------     -----------

                                                    $  (582,407)    $(1,287,039)
                                                    ===========     ===========

Denominator
      Weighted average common shares outstanding      7,121,204       6,549,904
                                                    ===========     ===========

Incremental common shares (not included
 in denominator of diluted earnings per
 share calculation due to their anti-dilutive
 nature) attributable to exercise/conversion of:
      Outstanding options                             3,633,497       4,818,457
      Preferred stock                                 1,788,518       1,876,691
                                                    -----------     -----------

                                                      5,422,015       6,695,148
                                                    ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

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

         During the three months ended March 31, 2005, we incurred $342,372 of research and development expenses compared to $1,130,432 during the three months ended March 31, 2004. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." The amount of research and development declined in the first quarter of 2005 due to a decreased level of research and development activity pending FDA approval of our investigative device application. We expect to receive approval of our IDE application in July 2005, at which time we expect research and development activity to increase.

         As of March 31, 2005, we had working capital of $2,782,465, excluding $1,088,505 of accrued dividends payable on our outstanding preferred shares as of such date. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations through the end of the current fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet financing arrangements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long-term debt.

         We do not utilize derivative financial instruments or investments in available-for-sale securities. All cash is held in both interest and non-interest bearing accounts. However, we do not believe that our cash accounts would have significant impact as a result of changes in interest rate since we do not rely on earnings from our cash accounts for cash flow.

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report.

ITEM 4.           CONTROLS AND PROCEDURES

         Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In February 2005, we issued 4,000 shares our common stock in exchange for a 7.7% membership interest in Med Enclosure, LLC, which is now the 100%-owned subsidiary of CPC of America, Inc. The shares were issued to one accredited investor, as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. There was no underwriter involved in the issuance.

         During the quarter ended March 31, 2005, we issued to two (2) parties a total of 25,809 shares of our common stock upon conversion of 3,371 outstanding shares of our Series C Preferred Stock and 10,930 outstanding shares of our Series D Preferred Stock. Both investors were accredited investors as defined under Rule 501(a) under the Act. The shares were issued pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

ITEM 6.           EXHIBITS.

Index to Exhibits
-----------------

         Exhibit 31.1      Section 302 Certification

         Exhibit 32.1      Section 906 Certification

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CPC OF AMERICA, INC.
                                          (REGISTRANT)


Dated:  May 9, 2005                       By: /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer