Form 10-Q
period 2005-06-30
CPC OF AMERICA INC
filed 2005-08-09
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Yes [X]  No [ ]

     As of August 8, 2005, the Company had 7,324,479 shares of its $.0005 par value common stock issued and outstanding.

                              CPC OF AMERICA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2005



PART 1 - FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------
ITEM I.  FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
December 31, 2004 and June 30, 2005..........................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month and six month periods ended June 30, 2005 and 2004 and for the period from inception (April 11, 1996) to June 30, 2005........F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 2005 and 2004 and for the period from inception (April 11, 1996) to June 30, 2005...........................F-4
Notes to Unaudited Condensed Consolidated Financial Statements...............F-6

                                        CPC OF AMERICA, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                           JUNE 30,      DECEMBER 31,
                                                                                             2005            2004
                                                                                         ------------    ------------
                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                                                                   $  2,332,131    $  1,279,628
  Short term investments                                                                            -       1,896,390
  Prepaid and other                                                                           186,952          14,904
                                                                                         ------------    ------------

TOTAL CURRENT ASSETS                                                                        2,519,083       3,190,922

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                                        600             807
PATENTS, NET OF ACCUMULATED AMORTIZATION                                                      434,052         299,939
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                                     2,703           2,910
CASH SURRENDER VALUE OF LIFE INSURANCE                                                        210,320               -
                                                                                         ------------    ------------

TOTAL ASSETS                                                                             $  3,166,758    $  3,494,578
                                                                                         ============    ============

                     LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                       $      4,231    $      9,454
  Accrued expenses                                                                             71,847          35,125
  Dividends payable                                                                         1,209,763         950,763
                                                                                         ------------    ------------

TOTAL CURRENT LIABILITIES                                                                   1,285,841         995,342
                                                                                         ------------    ------------

SHAREHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, $.001 par value, Series C -
     299,811 and 303,182 shares issued and outstanding at June 30, 2005
       and December 31, 2004, respectively                                                        300             303
     Series D - 780,533 and 791,463 shares issued and outstanding at June 30, 2005
       and December 31, 2004, respectively                                                        781             792
  Common stock, 20,000,000 shares authorized, $.0005 par value, 7,228,768 and
     7,007,873 shares issued and outstanding at June 30, 2005 and December 31,
     2004, respectively                                                                         3,614           3,503
  Additional paid in capital - Common                                                      15,164,260      14,574,414
  Additional paid in capital - Preferred                                                   12,586,677      12,989,945
  Deficit accumulated during the development stage                                        (25,874,715)    (25,069,721)
                                                                                         ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                                                  1,880,917       2,499,236
                                                                                         ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $  3,166,758    $  3,494,578
                                                                                         ============    ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                         F-1

                                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                                                                                      CUMULATIVE
                                                         THREE MONTHS ENDED                SIX MONTHS ENDED         FROM INCEPTION
                                                               JUNE 30,                         JUNE 30,           (APRIL 11, 1996)
                                                     ----------------------------    ----------------------------     TO JUNE 30,
                                                           2005            2004            2005          2004             2005
                                                     ----------------------------    --------------------------------------------
COSTS AND EXPENSES
Research and development                             $    269,133    $    688,764    $    611,505    $  1,679,585    $ 16,105,488
General and administrative                                121,720         103,357         221,850         293,358       5,659,237
                                                     ----------------------------    --------------------------------------------

OPERATING LOSS                                           (390,853)       (792,121)       (833,355)     (1,972,943)    (21,764,725)
                                                     ----------------------------    --------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense                                                -               -               -               -          (8,954)
Interest income                                            16,243          19,258          28,362          41,842         228,540
                                                     ----------------------------    --------------------------------------------
                                                           16,243          19,258          28,362          41,842         219,586
                                                     ----------------------------    --------------------------------------------

LOSS BEFORE MINORITY INTEREST                            (374,610)       (772,863)       (804,993)     (1,931,101)    (21,545,139)

MINORITY INTEREST                                               -               -               -               -           1,120
                                                     ----------------------------    --------------------------------------------

NET LOSS                                             $   (374,610)   $   (772,863)   $   (804,993)   $ (1,931,101)   $(21,544,019)
                                                     ============================    ============================================

LOSS PER SHARE CALCULATION:
NET LOSS                                             $   (374,610)   $   (772,863)   $   (804,993)   $ (1,931,101)
PREFERRED DIVIDEND                                       (121,258)       (127,754)       (273,282)       (256,512)
                                                     ----------------------------    -----------------------------
  NUMERATOR                                          $   (495,868)   $   (900,617)   $ (1,078,275)   $ (2,187,613)
                                                     ============================    =============================

BASIC AND DILUTED NET LOSS PER SHARE                 $      (0.07)   $      (0.13)   $      (0.15)   $      (0.33)
                                                     ============================    =============================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING - DENOMINATOR            7,224,153       6,706,664       7,172,963       6,626,135
                                                     ============================    =============================

Incremental common shares (not included in
denominator of diluted loss per share calculation
due to their anti-dilutive nature) attributable to
exercise/conversion of:
  Outstanding options                                   4,038,497       4,710,797       4,038,497       4,710,797
  Preferred stock                                       1,788,518       1,855,682       1,788,518       1,855,682
                                                     ----------------------------    -----------------------------

                                                        5,827,015       6,566,479       5,827,015       6,566,479
                                                     ============================    =============================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                               F-2

                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                                 CUMULATIVE
                                                                     SIX MONTHS ENDED          FROM INCEPTION
                                                                          JUNE 30,            (APRIL 11, 1996)
                                                                ----------------------------     TO JUNE 30,
                                                                      2005           2004            2005
                                                                --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $   (804,993)   $ (1,931,101)   $(21,544,019)
  Adjustments to reconcile net income to net cash
   used by operating activities:
   Depreciation and amortization                                      20,301          10,822         159,029
   Contribution of officer's salary                                        -               -          80,000
   Issuance of common stock and options for services                 101,050         164,372       5,730,263
 Changes in operating assets and liabilities
  Decrease  (increase)  in other assets                             (172,048)        144,889        (133,179)
  Increase (decrease) in accounts and other payable                   (5,224)              -           5,407
  Increase (decrease) in accrued expenses                             36,722          52,835         259,574
                                                                --------------------------------------------
Net cash from operating activities                                  (824,192)     (1,558,183)    (15,442,925)
                                                                --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) redemption of short-term investments                  1,896,390         579,180               -
  Purchase of patent                                                       -               -        (114,795)
  Capital expenditures                                                     -               -        (148,016)
  Increase in cash surrender value of life insurance                (210,320)              -        (210,320)
                                                                --------------------------------------------
Net cash from investing activities                                 1,686,070         579,180        (473,131)
                                                                --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes to shareholders                                      -               -          73,150
  Payments on note payable to shareholder                                  -               -          (3,000)
  Exercise of options and warrants                                   190,625         219,702       4,474,921
  Issuance of preferred stock                                              -               -      12,993,292
  Issuance of common stock                                                 -               -         915,200
  Cancellation of common stock                                             -               -        (200,325)
  Dividends                                                                -               -          (5,051)
                                                                --------------------------------------------
Net cash from financing activities                                   190,625         219,702      18,248,187
                                                                --------------------------------------------

Net (decrease) increase in cash                                    1,052,503        (759,301)      2,332,131

CASH, BEGINNING OF PERIOD                                          1,279,628       3,519,274               -

                                                                --------------------------------------------
CASH, END OF PERIOD                                             $  2,332,131    $  2,759,973    $  2,332,131
                                                                ============================================

                                                                                                 (CONTINUED)


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                    F-3

                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)


                                                                                                 CUMULATIVE
                                                                     SIX MONTHS ENDED          FROM INCEPTION
                                                                          JUNE 30,            (APRIL 11, 1996)
                                                                ----------------------------     TO JUNE 30,
                                                                      2005           2004            2005
                                                                --------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                             -               -             150
  Debt to equity conversion                                                -               -          77,000
  Acquisition of minority interest                                         -               -          33,250
  Sale of Tercero - elimination of goodwill                                -               -         (40,000)
  Preferred dividends accrued                                        273,283         256,512       1,252,525
  Preferred dividends paid through common stock issuance              14,282           8,544         104,638
  Acquisition of Med Enclosures for note payable                           -               -         250,000
  Acquisition of patent through issuance of common stock             154,000               -         442,708
  Settlement of lawsuit through common stock issuance                      -               -         200,000
  Valuation of beneficial conversion features                              -               -       4,330,695



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                    F-4

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

     Interim periods
     ---------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

2.   STOCK-BASED COMPENSATION
-----------------------------

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

     Pro forma adjustments to our consolidated net loss and loss per share for the three months and six months ended June 30, 2005 and 2004 are as follows:

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


2.   STOCK-BASED COMPENSATION (CONTINUED)
-----------------------------------------

                                           For the three months           For the six months
                                               ended June 30,               ended June 30,
                                        --------------------------    --------------------------
                                             2005          2004           2005           2004
                                        --------------------------    --------------------------
Net loss, as reported                   $  (374,610)   $  (772,863)   $  (804,993)   $(1,931,101)
Additional costs for estimated
  fair value of options                     (27,854)       (44,814)       (55,708)       (89,628)
                                        --------------------------    --------------------------

Pro forma net loss                      $  (402,464)   $  (817,677)   $  (860,701)   $(2,020,729)
                                        ==========================    ==========================

Net loss per share
  As reported                           $     (0.07)   $     (0.13)   $     (0.15)   $     (0.33)
                                        ==========================    ==========================
  Pro forma                             $     (0.07)   $     (0.14)   $     (0.16)   $     (0.35)
                                        ==========================    ==========================


3.   SHAREHOLDERS' EQUITY
-------------------------

     During the six months ended June 30, 2005, the Company issued 192,010 shares of common stock for $291,675 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. Also, during the period, the Company issued 4,000 shares of common stock valued at $154,000 for the remaining 7.7% of Med Enclosure, LLC. The Company accounted for the $154,000 as additional patent costs in the accompanying financial statements. In addition, 3,371 Series C preferred shares and 10,930 Series D preferred shares and related accrued dividends were converted to 25,809 shares of common stock during the six months ended June 30, 2005.

     During the three months ended June 30, 2004, the Company issued 230,485 shares of common stock for $384,074 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. Also, the Company issued 23,402 shares of common stock valued at $83,544 after converting 8,427 shares of Series C preferred stock.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


4.   RELATED PARTY TRANSACTIONS
-------------------------------

     The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office space rent. Expenses to this related party are as follows.

                                           For the three months           For the six months
                                               ended June 30,               ended June 30,
                                        --------------------------    --------------------------
                                             2005          2004           2005           2004
                                        --------------------------    --------------------------
Research and development:
  Consulting                            $    69,400    $    91,200    $   155,000    $   168,076
  Expense reimbursements                          -              -          8,713         14,293
  Engineering development                         -        179,628         47,155        962,930
                                        --------------------------    --------------------------
    Total R&D to related parties             69,400        270,828        210,868      1,145,299
                                        --------------------------    --------------------------

General and administrative:
  Consulting                                 15,600         22,800         37,000         42,019
  Rent                                        3,000          3,000          6,000          6,000
  Expense reimbursements                          -                         6,467          3,573
                                        --------------------------    --------------------------
                                             18,600         25,800         49,467         51,592
                                        --------------------------    --------------------------

Total expenses to related parties       $    88,000    $   296,628    $   260,335    $ 1,196,891
                                        ==========================    ==========================

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

     We have not commenced revenue producing operations. As of the date of this report, we are continuing to analyze the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. We have conducted preliminary evaluations and discussions concerning the sale of CPCA
2000), Inc. or its assets. However, due to recent declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program, and the resulting negative impact on projected profitability of operations based on our counterpulsation technologies and products, we are unable to predict whether we will be able consummate a sale of CPCA 2000, Inc. or its assets.

     The MedClose device is a proprietary catheter based system that uses fibrin sealant to rapidly seal arterial puncture sites following angiography and angioplasty. MedClose is not presently available for human use. We have successfully manufactured 800 MedClose units, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. On July 12, 2005, we submitted an Investigational Device Exemption ("IDE") application to the U.S. Food and Drug Administration for the MedClose device in preparation for launching a U.S. IDE clinical study. The clinical study of MedClose, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and will take place at five U.S. sites. The F-A-S-T trial is expected to begin in the fourth quarter of 2005. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device.

     We expect to commence revenue producing operations subject to FDA approval of MedClose or our decision to move forward with the manufacture and sale of the CPCA 2000. We do not expect to purchase or sell significant plant or equipment during 2005, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

     During the three months ended June 30, 2005, we incurred $269,133 of research and development expenses compared to $688,764 during the three months ended June 30, 2004. Research and development expenses for the six months ended June 30, 2005 were $611,505 compared to $1,679,585 for the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." The amount of research and development declined in the two quarters of 2005 due to a decreased level of research and development activity pending FDA approval of our investigative device application. We submitted our IDE application in July 2005. Subject to FDA approval of the IDE application, we expect to initiate human studies in the fourth quarter of 2005, at which time we expect research and development activity to increase.

FINANCIAL CONDITION

     As of June 30, 2005, we had working capital of $2,443,005, excluding $1,209,763 of accrued dividends payable on our outstanding preferred shares as of such date. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations through the end of the current fiscal year.

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


                                       CPC OF AMERICA, INC.
                                       (REGISTRANT)


Dated: August 9, 2005                  By: /s/ Rod A. Shipman
                                          ---------------------------------
                                          Rod A. Shipman,
                                          President, Chief Executive Officer
                                           and Chief Financial Officer