Form 10-Q
period 2005-09-30
CPC OF AMERICA INC
filed 2005-11-10
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X             No
                                                 -------             ------

         Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                             Yes    X             No
                                                 -------             ------

         Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                             Yes                  No    X
                                                 -------             ------

         As of November 9, 2005, the Company had 7,577,289 shares of its $.0005 par value common stock issued and outstanding.

                                                CPC OF AMERICA, INC.
                                            QUARTERLY REPORT ON FORM 10-Q
                                       FOR THE PERIOD ENDED SEPTEMBER 30, 2005


PART 1 - FINANCIAL INFORMATION
                                                                                                           PAGE NO.
                                                                                                           --------
ITEM I . FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
December 31, 2004 and September 30, 2005........................................................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month and nine month periods ended September 30, 2005 and 2004 and for the period from inception (April 11, 1996) to September 30, 2005.........................................................F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004 and for the period from inception (April 11, 1996) to September 30, 2005.........................................................F-4
Notes to Unaudited Condensed Consolidated Financial Statements..................................................F-6


                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                                                       September 30,     December 31,
                                                                           2005              2004
                                                                       ------------      ------------
                                     ASSETS

Current assets
  Cash and equivalents                                                 $  2,180,024      $  1,279,628
  Short term investments                                                       --           1,896,390
  Prepaid and other                                                          21,804            14,904
                                                                       ------------      ------------

Total current assets                                                      2,201,828         3,190,922

Equipment, net of accumulated depreciation                                      496               807
Patents, net of accumulated amortization                                    424,108           299,939
Trademarks, net of accumulated amortization                                   2,600             2,910
Cash surrender value of life insurance                                      463,782              --
                                                                       ------------      ------------

TOTAL ASSETS                                                           $  3,092,814      $  3,494,578
                                                                       ============      ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                     $     12,170      $      9,454
  Accrued expenses                                                           70,140            35,125
  Dividends payable                                                       1,243,367           950,763
                                                                       ------------      ------------

Total current liabilities                                                 1,325,677           995,342
                                                                       ------------      ------------

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C - 299,811 and 303,182 shares issued and outstanding
         at September 30, 2005 and December 31, 2004, respectively              300               303
     Series D - 703,125 and 791,463 shares issued and outstanding
         at September 30, 2005 and December 31, 2004, respectively              704               792
  Common stock, 20,000,000 shares authorized, $.0005 par value,
         7,566,720 and 7,007,873 shares issued and outstanding at
         September 30, 2005 and December 31, 2004, respectively               3,783             3,503
  Additional paid in capital - Common                                    16,360,006        14,574,414
  Additional paid in capital - Preferred                                 11,716,642        12,989,945
  Deficit accumulated during the development stage                      (26,314,298)      (25,069,721)
                                                                       ------------      ------------

Total shareholders' equity                                                1,767,137         2,499,236
                                                                       ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $  3,092,814      $  3,494,578
                                                                       ============      ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                               CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                                     Cumulative
                                                     Three Months Ended                Nine Months Ended           from inception
                                                        September 30,                     September 30,           (April 11, 1996)
                                               ------------------------------      ----------------------------   to September 30,
                                                   2005              2004              2005            2004            2005
                                               ------------      ------------      ------------    ------------    ---------------
Costs and expenses
Research and development - related party       $    188,520      $    631,193      $    399,388    $  1,776,492    $     8,065,162
Research and development - other                    204,597           764,141           605,234       1,298,427          8,433,443
                                               ------------      ------------      ------------    ------------    ---------------
                                                    393,117         1,395,334         1,004,622       3,074,919         16,498,605
                                               ------------      ------------      ------------    ------------    ---------------
General and administrative - related party           50,130            21,800            99,596          73,392          1,245,272
General and administrative - other                   12,061           111,331           184,445         353,092          4,476,156
                                               ------------      ------------      ------------    ------------    ---------------
                                                     62,191           133,131           284,041         426,484          5,721,428
                                               ------------      ------------      ------------    ------------    ---------------

Operating Loss                                     (455,308)       (1,528,465)       (1,288,663)     (3,501,403)       (22,220,033)
                                               ------------      ------------      ------------    ------------    ---------------

Other income (expense)
Interest expense                                       --                --                --              --               (8,954)
Interest income                                      15,725            17,479            44,087          59,321            244,265
                                               ------------      ------------      ------------    ------------    ---------------
                                                     15,725            17,479            44,087          59,321            235,311
                                               ------------      ------------      ------------    ------------    ---------------

Loss before minority interest                      (439,583)       (1,510,986)       (1,244,576)     (3,442,082)       (21,984,722)

Minority interest                                      --                --                --              --                1,120
                                               ------------      ------------      ------------    ------------    ---------------

Net Loss                                       $   (439,583)     $ (1,510,986)     $ (1,244,576)   $ (3,442,082)   $   (21,983,602)
                                               ============      ============      ============    ============    ===============

Loss Per share calculation:
Net Loss                                       $   (439,583)     $ (1,510,986)     $ (1,244,576)   $ (3,442,082)
Preferred dividend                                 (116,893)         (126,219)         (390,175)       (403,984)
                                               ------------      ------------      ------------    ------------
  Numerator                                    $   (556,476)     $ (1,637,205)     $ (1,634,751)   $ (3,846,066)
                                               ============      ============      ============    ============

Basic and diluted net loss per share           $      (0.08)     $      (0.24)     $      (0.23)   $      (0.58)
                                               ============      ============      ============    ============

Basic and diluted weighted average number
  of common shares outstanding - denominator      7,341,150         6,760,828         7,229,641       6,672,913
                                               ============      ============      ============    ============

Incremental common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
  Outstanding options                             3,822,501         4,647,007         3,822,501       4,647,007
  Preferred stock                                 1,685,269         1,826,522         1,685,269       1,826,522
                                               ------------      ------------      ------------    ------------

                                                  5,507,770         6,473,529         5,507,770       6,473,529
                                               ============      ============      ============    ============


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                                            Cumulative
                                                                   Nine Months Ended                      from inception
                                                                      September 30,                      (April 11, 1996)
                                                             --------------------------------------      to September 30,
                                                                   2005                  2004                  2005
                                                             ----------------      ----------------      ----------------
Cash flows from Operating activities:
  Net loss                                                   $     (1,244,576)     $     (3,442,082)     $    (21,983,602)
  Adjustments to reconcile net income to net cash
   used by operating activities:
   Depreciation and amortization                                       30,452                16,233               169,180
   Contribution of officer's salary                                      --                    --                  80,000
   Issuance of common stock and options for service                   460,456               287,327             6,089,669
 Changes in operating assets and liabilities
  Decrease  (increase)  in other assets                                (6,900)              152,976                31,969
  Increase (decrease) in accounts and other payable                     2,716                 2,762                13,347
  Increase (decrease) in accrued expenses                              35,015                34,102               257,867
                                                             ----------------      ----------------      ----------------
Net cash from operating activities                                   (722,837)           (2,948,682)          (15,341,570)
                                                             ----------------      ----------------      ----------------

Cash flows from investing activities:
  (Purchase) redemption of short-term investments                   1,896,390               566,580                  --
  Purchase of patent                                                     --                    --                (114,795)
  Capital expenditures                                                   --                    --                (148,016)
  Increase in cash surrender value of life insurance                 (463,782)                 --                (463,782)
                                                             ----------------      ----------------      ----------------
Net cash from investing activities                                  1,432,608               566,580              (726,593)
                                                             ----------------      ----------------      ----------------

Cash flows from financing activities:
  Proceeds from notes to shareholders                                    --                    --                  73,150
  Payments on note payable to shareholder                                --                    --                  (3,000)
  Exercise of options and warrants                                    190,625               219,702             4,474,921
  Issuance of preferred stock                                            --                    --              12,993,292
  Issuance of common stock                                               --                    --                 915,200
  Cancellation of common stock                                           --                    --                (200,325)
  Dividends                                                              --                    --                  (5,051)
                                                             ----------------      ----------------      ----------------
Net cash from financing activities                                    190,625               219,702            18,248,187
                                                             ----------------      ----------------      ----------------

Net (decrease) increase in cash                                       900,396            (2,162,400)            2,180,024

Cash, beginning of period                                           1,279,628             3,519,274                  --

                                                             ----------------      ----------------      ----------------
Cash, end of period                                          $      2,180,024      $      1,356,874      $      2,180,024
                                                             ================      ================      ================


                                                                                                               (CONTINUED)


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                        (UNAUDITED)


                                                                                                            Cumulative
                                                                   Nine Months Ended                      from inception
                                                                      September 30,                      (April 11, 1996)
                                                             --------------------------------------      to September 30,
                                                                   2005                  2004                  2005
                                                             ----------------      ----------------      ----------------
Non-cash investing and financing activities:
  Issuance of common stock for note receivable                           --                    --                     150
  Debt to equity conversion                                              --                    --                  77,000
  Acquisition of minority interest                                       --                    --                  33,250
  Sale of Tercero - elimination of goodwill                              --                    --                 (40,000)
  Preferred dividends accrued                                         390,175               382,731             1,369,417
  Preferred dividends paid through common stock issuance              197,571                21,254               187,927
  Acquisition of Med Enclosures for note payable                         --                    --                 250,000
  Acquisition of patent through issuance of common stock              154,000                  --                 442,708
  Settlement of lawsuit through common stock issuance                    --                    --                 200,000
  Valuation of beneficial conversion features                            --                    --               4,330,695


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                           F-4

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

         Organization

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

         Interim periods
         ---------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to confirm with current year presentation. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

2.       STOCK-BASED COMPENSATION
---------------------------------

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

         Pro forma adjustments to our consolidated net loss and loss per share for the three months and nine months ended September 30, 2005 and 2004 are as follows:

---------------------------------------------


                                          For the three months               For the nine months
                                           ended September 30,               ended September 30,
                                      ----------------------------      ----------------------------
                                          2005             2004             2005             2004
                                      -----------      -----------      -----------      -----------
Net loss, as reported                 $  (439,583)     $(1,510,986)     $(1,244,576)     $(3,442,082)
Additional costs for estimated
  fair value of options                   (27,854)         (44,814)         (83,562)        (134,442)
                                      -----------      -----------      -----------      -----------

Pro forma net loss                    $  (467,437)     $(1,555,800)     $(1,328,138)     $(3,576,524)
                                      ===========      ===========      ===========      ===========

Net loss per share
  As reported                         $     (0.08)     $     (0.24)     $     (0.23)     $     (0.58)
                                      ===========      ===========      ===========      ===========
  Pro forma                           $     (0.08)     $     (0.25)     $     (0.24)     $     (0.60)
                                      ===========      ===========      ===========      ===========


3.       SHAREHOLDERS' EQUITY
-----------------------------

         During the nine months ended September 30, 2005, the Company issued 408,005 shares of common stock for $651,080 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. Also, during the period, the Company issued 4,000 shares of common stock valued at $154,000 for the remaining 7.7% of Med Enclosure, LLC. The Company accounted for the $154,000 as additional patent costs in the accompanying financial statements. In addition, 3,371 Series C preferred shares and 88,338 Series D preferred shares and related accrued dividends were converted to 147,766 shares of common stock during the nine months ended September 30, 2005.

         During the nine months ended September 30, 2004, the Company issued 294,275 shares of common stock for $507,029 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. In addition, 8,427 Series C preferred shares and 21,861 Series D preferred shares and related accrued dividends were converted to 54,413 shares of common stock during the nine months ended September 30, 2004.

4.       RELATED PARTY TRANSACTIONS
-----------------------------------

         The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office space rent. Expenses to this related party are as follows.


Research and development:
  Consulting                          $   188,520      $    75,200      $   343,520      $   243,276
  Expense reimbursements                     --               --              8,713           14,293
  Engineering development                    --            555,993           47,155        1,518,923
                                      -----------      -----------      -----------      -----------
    Total R&D to related parties          188,520          631,193          399,388        1,776,492
                                      -----------      -----------      -----------      -----------

General and administrative:
  Consulting                               47,130           18,800           84,129           60,819
  Rent                                      3,000            3,000            9,000            9,000
  Expense reimbursements                     --                               6,467            3,573
                                      -----------      -----------      -----------      -----------
                                           50,130           21,800           99,596           73,392
                                      -----------      -----------      -----------      -----------

Total expenses to related parties     $   238,650      $   652,993      $   498,984      $ 1,849,884
                                      ===========      ===========      ===========      ===========


                                                F-7

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

         The MedClose device is a proprietary catheter based system that uses fibrin sealant to rapidly seal arterial puncture sites following angiography and angioplasty. MedClose is not presently available for human use. We have successfully manufactured 800 MedClose units to be used in upcoming clinical testing, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. On July 12, 2005, we submitted an Investigational Device Exemption ("IDE") application to the U.S. Food and Drug Administration for the MedClose device in preparation for launching a U.S. IDE clinical study. The clinical study of MedClose, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and will take place at five U.S. sites. The F-A-S-T trial is expected to begin in the fourth quarter of 2005. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device.

         We expect to commence revenue producing operations subject to FDA approval of MedClose or our decision to move forward with the manufacture and sale of the CPCA 2000. We do not expect to purchase or sell significant plant or equipment during 2005, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

         During the three months ended September 30, 2005, we incurred $393,117 of research and development expenses compared to $1,395,334 during the three months ended September 30, 2004. Research and development expenses for the nine months ended September 30, 2005 were $1,004,622 compared to $3,074,919 for the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." The amount of research and development declined in the first three quarters of 2005 due to a decreased level of research and development activity pending FDA approval of our investigative device application. We submitted our IDE application in July 2005. Subject to FDA approval of the IDE application, we expect to initiate human studies in the fourth quarter of 2005, at which time we expect research and development activity to increase.

FINANCIAL CONDITION

         As of September 30, 2005, we had working capital of $2,119,518, excluding $1,243,367 of accrued dividends payable on our outstanding preferred shares as of such date. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Assuming that the holders our outstanding preferred shares elect to receive dividends payable in common shares rather than cash, we believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet financing arrangements.

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

PART II - OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the quarter ended September 30, 2005, we issued a total of 121,957 shares of our common stock upon conversion of 77,408 outstanding shares of our Series D Preferred Stock. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

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


                                          CPC OF AMERICA, INC.
                                          (REGISTRANT)


Dated:  November 10, 2005                 By: /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                                and Chief Financial Officer