Form 10-K
period 2005-12-31
CPC OF AMERICA INC
filed 2006-03-21
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-24053


                              CPC OF AMERICA, INC.
                       (NAME OF REGISTRANT IN ITS CHARTER)


    Nevada                                        11-3320709
--------------------------------------------  ----------------------------------
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


    6336 17th Street Circle East
    Sarasota, Florida                             34243
--------------------------------------------  ----------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 727-4370
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH
    TO BE SO REGISTERED                           EACH CLASS IS TO BE REGISTERED

           None                                           N/A
--------------------------------------------  ----------------------------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                         Common Stock, $.0005 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes      No  X
                                               ---     ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                       ---     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
             ---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 3, 2006 was approximately $76,285,537.

The number of shares of the common stock outstanding as of March 3, 2006 was 7,716,209.

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

         The glue alone is not sufficient to close the artery, however. Debridement is the key to the effectiveness of this technique, creating a surface area that allows the glue to adhere and form a solid seal. MedClose includes a patented instrument and technique to temporarily close the wound, debride the surrounding adventitia and deliver a form of human glue to the puncture site that can be activated by laser light. We hold three patents for both the instrument and the technique used in connection with MedClose, and we recently filed for a fourth patent with the USPTO.

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

         We have engaged Biomed Research, Inc., a medical device design and testing firm located in Lutz, Florida, to conduct the development and testing of the MedClose. As of the date of this report, Biomed has completed the development of a product prototype and in March 2003 successfully concluded animal testing. Since March 2003, we have continued to refine the product design and conduct additional animal testing. On July 12, 2005, we submitted an

Investigational Device Exemption ("IDE") application to the U.S. Food and Drug Administration for the MedClose device in preparation for launching a U.S. IDE clinical study. The clinical study of MedClose, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and will take place at five U.S. sites. We have received conditional IDE approval. The F-A-S-T trial is expected to begin in the second quarter of 2006. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device.

         In October 2002, we organized Med Close Corp., a wholly-owned Nevada corporation, for purposes of conducting the development and commercialization of non-cardiac applications of the Med Close technology. Pursuant to a Technology License Agreement dated October 29, 2002 between Med Enclosure and Med Close, Med Enclosure granted Med Close exclusive worldwide rights to the Med Enclosure technology and patents for all non-cardiac applications. Med Close paid to Med Enclosure $100,000 upon execution of the license agreement and has agreed to pay Med Enclosures a royalty in the amount of four percent (4%) on all net sales of Med Close products that incorporate the licensed technology or patents.

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

         We have completed the development of the CPCA 2000 and, in March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. As of the date of this report, we have not commenced marketing the CPCA 2000. As of the date of this report, we are continuing to analyze the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. We have conducted preliminary evaluations and discussions concerning the sale of CPCA 2000), Inc. or its assets. However, due to recent declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program, and the resulting negative impact on projected profitability of operations based on our counterpulsation technologies and products, we are unable to predict whether we will be able consummate a sale of CPCA 2000, Inc. or its assets. The Health Care Financing Administration, which administers the Medicare program and sets allowable charges for medicare reimbursement, originally set the allowable charge for angina patients being treated by the counterpulsation at $7,274 for 35 one-hour treatments. Over the succeeding years, the allowable charge has significantly declined with a resulting adverse impact on the commercial potential for counterpulsation technologies, including the CPCA2000.

MARKETING AND DISTRIBUTION

         INTERNAL PUNCTURE CLOSURE DEVICE " MEDCLOSE"

         We initially intend to market MedClose to both hospitals and to physicians through both national and international distribution agreements. There are no agreements currently in place, however we have commenced discussions with potential distributors and customers. We also intend to establish a direct sales support team to assist the distributors with their customers and to establish national contracting agreements with major providers of services.

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

         THIRD-PARTY COVERAGE

         The commercial success of the CPCA 2000 is also dependent upon positive coverage policies by the Health Care Financing Administration, which administers the Medicare program, as well as by other third-party payors. In February 1999, the HCFA extended Medicare coverage to external counterpulsation treatment for patients with disabling angina who, in the opinion of a cardiologist or cardiothoracic surgeon, are not readily amenable to surgical interventions. In November 1999, the Health Care Financing Administration created a new code to describe external counterpulsation technology. This new code, HCPCS code G0166, is specific to Medicare beneficiaries and went into effect on January 1, 2000 for angina patients being treated by the counterpulsation. The allowable charge under this HCPCS code for 35 one-hour treatments was initially $7,274, however the allowable charge has declined the past several years with a resulting adverse impact on the commercial potential for counterpulsation technologies, including the CPCA2000. Certain patients may require additional services, such as evaluation and management, which may be billed separately. We expect third-party insurance companies to follow the lead of Medicare and to adopt similar coverage policies for counterpulsation treatment. Failure by these third-party payors to adopt coverage policies similar to Medicare's, or the elimination of coverage entirely for counterpulsation treatment, would seriously impact the demand for our counterpulsation units.

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

COMPETITION

         INTERNAL PUNCTURE CLOSURE DEVICE  " MEDCLOSE"

         We have several competitors that manufacture and market in the puncture closure devices, including Kensey Nash, St. Jude Medical, Johnson & Johnson, Abbot Laboratories, Datascope Corp. and Vascular Solutions, Inc. We believe our devices have competitive advantages over other products because our product is superior in delivery of arterial site closures on the basis of safety, variability, shortened time in conducting repuncture post procedures and cost effectiveness. However, all of our competitors have greater marketing and financial resources than we do and, accordingly, there can be no assurance that we will be able to compete effectively, if at all.

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

PATENTS AND TRADEMARKS

         In September 2002, we received three patents from the U.S. Patent and Trademark Office on our CPCA 2000 counterpulsation unit. At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have already received a trademark on the name "CPCA 2000." In addition, our subsidiary, Med Enclosure, LLC, holds three patents from the USPTO for the MedClose device and procedure and a fourth patent is pending before the USPTO. We have also applied for a trademark for the name MedClose. Our ability to compete successfully depends, in part, on our ability to protect the proprietary technology contained in our products. We will rely upon a combination of patent, trade secret and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in our counterpulsation devices and other technology, as well as our trade names and other similar property. We also intend to enter into confidentiality agreements with our employees, manufacturers, distributors, customers and suppliers, and will limit access to and distribution of our proprietary information. If and when implemented, these measures will only afford us limited protection, as there can be no assurance that any steps taken by us to protect these proprietary rights will be adequate to prevent misappropriation of our technology or the independent development by others of similar technology. In addition, although we believe that there currently are no infringement claims against us and no grounds for the assertion of such claims, the cost of responding to any claim could be significant.

RESEARCH AND DEVELOPMENT

         Since inception through December 31, 2005, our research and development expenses have amounted to approximately $16,410,223, including $1,266,093 and $6,699,714 spent on research and development in 2005 and 2004, respectively. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services.

EMPLOYEES

         As of the date of this report, we employ one person consisting of our one executive officer. We contract with various consultants to provide services to us including engineering, software, testing, regulatory, product development, medical and clinical affairs on a project by project basis.

AVAILABLE INFORMATION

         We do not have a corporate website. We will make available free of charge copies of our periodic reports filed with the SEC upon request to our executive offices at 6336 17th Street Circle East, Sarasota, Florida 34243; telephone number (941) 727-4370.

ITEM 1A.   RISK FACTORS.

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

         WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE IN ORDER TO FURTHER DEVELOP OR MARKET OUR PRODUCTS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED. As of December 31, 2005, we had working capital of $1,877,046, excluding $1,335,361 of accrued dividends payable on our outstanding preferred shares as of such date. We believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months. However, we believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access to capital within the next 12 to 18 months. We will seek to obtain any required working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR COMPETITIVE PRESSURES FACED BY US MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS. We expect to face significant competition in connection with the marketing of both our MedClose puncture closing device and counterpulsation units. We have had several competitors that manufacture and market puncture closure devices, including Kensey Nash, St Jude Medical, Johnson & Johnson, Abbott Laboratories, Datascope Corp. and Vascular Solutions, Inc. In addition, we are aware of four other companies that are currently producing and marketing or intending to market a counterpulsation device similar to ours, two of whom have already begun to market their counterpulsation units in the U.S. and, accordingly, have already obtained some level of market acceptance. All of our competitors have greater marketing and financial resources than us and, accordingly, there can be no assurance that we will be able to compete effectively or that competitive pressures faced by us will not materially adversely affect our business, financial condition, and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive offices are located in Sarasota, Florida and consist of approximately 1,000 square feet. The lease had an initial term of one year, subject to two one-year renewal options, and has since converted to a month to month lease.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the company nor our property is subject to any pending legal proceedings, other than routine litigation incidental to our business .

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the company during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information
------------------

         Our common stock is listed on the OTC Bulletin Board under the symbol "CPCF." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended December 31, 2005. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.


         QUARTER ENDED                                        HIGH     LOW
         -------------                                        ----     ---

         March 31, 2004                                       $42.50   $29.00
         June 30, 2004                                        $39.75   $29.00
         September 30, 2004                                   $36.30   $27.00
         December 31, 2004                                    $37.50   $29.55

         March 31, 2005                                       $41.00   $ 32.50
         June 30, 2005                                        $35.00   $ 22.00
         September 30, 2005                                   $31.50   $ 20.00
         December 31, 2005                                    $20.25   $ 14.00


Holders
-------

         As of March 14, 2006, there were 80 record holders of our common stock.

Dividends
---------

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our certificates of designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of common stock. During 2005, we paid no cash dividends on the shares of our preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         Item 12 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2005.

Sales of Unregistered Securities
--------------------------------

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below sets forth a summary of our selected financial data for each of the years ended December 31:


                                          2005            2004          2003           2002            2001
                                       -----------    -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:

Revenue                                $        --    $        --    $        --    $        --    $        --
Research and development                 1,266,093      6,699,714      2,300,315      2,848,245        749,863
General and administrative                 418,510      1,689,369        526,043        621,016      1,228,189
                                       -----------    -----------    -----------    -----------    -----------
Operating loss                           1,684,603      8,389,083      2,826,358      3,469,261      1,978,052
                                       -----------    -----------    -----------    -----------    -----------

Interest expense                                --             --             --             --            (12)
Interest income                             59,087         74,828         66,892          8,687          9,593

Net loss                                 1,625,516      8,314,255      2,759,466      3,460,574      1,968,471
                                       ===========    ===========    ===========    ===========    ===========

Basic and diluted net loss per share         (0.29)         (1.31)         (0.90)         (0.81)         (0.52)

Basic and diluted weighted average
  number of common shares
  outstanding                            7,323,397      6,723,101      5,904,416      5,768,032      5,114,133


BALANCE SHEET DATA:

  Total assets                           2,842,770      3,494,578      6,372,462      1,313,671      1,014,894

  Total liabilities                      1,421,689        995,342        718,889        365,691         64,118

  Total shareholders' equity             1,421,081      2,499,236      5,653,573        947,980        950,776

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         We have not commenced revenue producing operations. As of the date of this report, we are continuing to analyze the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. We have conducted preliminary evaluations and discussions concerning the sale of CPCA 2000, Inc. or its assets. However, due to recent declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program, and the resulting negative impact on projected profitability of operations based on our counterpulsation technologies and products, we are unable to predict whether we will be able consummate a sale of CPCA 2000, Inc. or its assets.

         The MedClose device is a proprietary catheter based system that uses fibrin sealant to rapidly seal arterial puncture sites following angiography and angioplasty. MedClose is not presently available for human use. We have successfully manufactured 800 MedClose units, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. On July 12, 2005, we submitted an Investigational Device Exemption ("IDE") application to the U.S. Food and Drug Administration for the MedClose device in preparation for launching a U.S. IDE clinical study. The clinical study of MedClose, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and will take place at five U.S. sites. We have received conditional IDE approval. The F-A-S-T trial is expected to begin in the second quarter of 2006. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device.

         We expect to commence revenue producing operations subject to FDA approval of MedClose or our decision to move forward with the manufacture and sale of the CPCA 2000. We do not expect to purchase or sell significant plant or equipment during 2006, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

         During the 2005 fiscal year, we incurred $1,266,093 of research and development expenses compared to $6,699,714 during fiscal 2004. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." The amount of research and development declined 2005 due to a decreased level of research and development activity pending FDA approval of our investigative device application. We submitted our IDE application in July 2005. Subject to FDA approval of the IDE application, we expect to initiate human studies, at which time we expect research and development activity to increase.

FINANCIAL CONDITION

         As of December 31, 2005, we had working capital of $1,877,046, excluding $1,335,361 of accrued dividends payable on our outstanding preferred shares as of such date. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Assuming that the holders of our outstanding preferred shares elect to receive dividends payable in common shares rather than cash, we believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months. However, we believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access to capital within the next 12 to 18 months. We will seek to obtain any required working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm......................F-1
Consolidated Balance Sheets at December 31, 2005 and 2004....................F-2
Consolidated Statements of Operations for the three years ended
   December 31, 2005 and cumulative from inception (April 11, 1996)
   to December 31, 2005......................................................F-3
Consolidated Statements of Shareholders' Equity (Deficit)
   from inception (April 11, 1996) to December 31, 2005......................F-4
Consolidated Statements of Cash Flows for the three years ended
   December 31, 2005 and cumulative from inception (April 11, 1996)
   to December 31, 2005......................................................F-7
Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheets of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2005 and for the period from inception (April 11, 1996) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the results of its consolidated operations and cash flows for each of the years in the three year period ended December 31, 2005 and for the period from inception (April 11, 1996) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.




                                          /s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
February 13, 2006

                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)

                                   Consolidated Balance Sheets

                                                                                             DECEMBER 31,
                                                                                    ----------------------------
                                                                                       2005             2004
                                                                                    ------------    ------------
                                             ASSETS
CURRENT ASSETS
   Cash and equivalents                                                             $  1,940,660    $  1,279,628
   Short term investments                                                                     --       1,896,390
   Prepaid expenses                                                                       22,714          14,904
                                                                                    ------------    ------------

      TOTAL CURRENT ASSETS                                                             1,963,374       3,190,922

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $18,482 IN 2005 AND $18,210 IN 2004            535             807

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $144,773 IN 2005 AND $103,561 IN 2004        412,727         299,939

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $3,880 IN 2005 AND $3,322 IN 2004            2,352           2,910

CASH SURRENDER VALUE OF LIFE INSURANCE                                                   463,782              --
                                                                                    ------------    ------------
                                                                                    $  2,842,770    $  3,494,578
                                                                                    ============    ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                 $     40,580    $      9,454
   Accrued payroll taxes                                                                  45,748          35,125
   Accrued dividends payable                                                           1,335,361         950,763
                                                                                    ------------    ------------
      TOTAL CURRENT LIABILITIES                                                        1,421,689         995,342
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                                 --              --

SHAREHOLDERS' EQUITY
   Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series C - 297,002 and 303,182 shares
        issued and outstanding at December 31, 2005 and 2004,
        respectively                                                                         297             303
      Series D -  684,541 and 791,463 shares issued and outstanding
        at December 31, 2005 and 2004, respectively                                          685             792
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      7,657,066 and 7,006,268 shares issued and outstanding at
      December 31, 2005 and 2004, respectively                                             3,828           3,503
   Additional paid-in capital - preferred                                             11,454,915      12,989,945
   Additional paid-in capital - common                                                16,656,593      14,574,414
   Deficit accumulated during the development stage                                  (26,695,237)    (25,069,721)
                                                                                    ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY                                                       1,421,081       2,499,236
                                                                                    ------------    ------------
                                                                                    $  2,842,770    $  3,494,578
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


                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)

                                      Consolidated Statements of Operations

                                                                                             CUMULATIVE
                                                                                           FROM INCEPTION
                                                         Year ended December 31,           (APRIL 11, 1996)
                                               ------------------------------------------  TO DECEMBER 31,
                                                   2005           2004          2003            2005
                                               ------------   ------------   ------------   ------------

Costs and expenses:
  Research and development - related party     $    513,448   $  4,247,269   $  1,192,739   $  8,222,253
  Research and development - other                  752,645      2,452,445      1,107,576      8,187,970
  General and administrative - related party        131,107        886,450        119,517      1,287,640
  General and administrative - other                287,403        802,919        406,526      4,918,110
                                               ------------   ------------   ------------   ------------

OPERATING LOSS                                    1,684,603      8,389,083      2,826,358     22,615,973
                                               ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                                       --             --             --         (8,954)

  Interest income                                    59,087         74,828         66,892        259,265
                                               ------------   ------------   ------------   ------------

                                                     59,087         74,828         66,892        250,311
                                               ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTEREST                     1,625,516      8,314,255      2,759,466     22,365,662

MINORITY INTEREST                                        --             --             --          1,120
                                               ------------   ------------   ------------   ------------

NET LOSS                                       $  1,625,516   $  8,314,255   $  2,759,466   $ 22,364,542
                                               ============   ============   ============   ============

LOSS PER SHARE CALCULATION:
NET LOSS                                       $  1,625,516   $  8,314,255   $  2,759,466
PREFERRED DIVIDEND                                  501,921        478,594        390,289
BENEFICIAL CONVERSION FEATURE PREFERRED STOCK            --             --      2,161,694
                                               ------------   ------------   ------------
  NUMERATOR                                    $  2,127,437   $  8,792,849   $  5,311,449
                                               ============   ============   ============

BASIC AND DILUTED NET LOSS PER SHARE           $       0.29   $       1.31   $       0.90
                                               ============   ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING - DENOMINATOR      7,323,397      6,723,101      5,904,416
                                               ============   ============   ============


                        The accompanying notes are an integral part of these consolidated financial statements.



                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2005

                                                     PREFERRED STOCK                  COMMON STOCK
                                        ----------------------------------------  --------------------
                                              SERIES A            SERIES B
                                        ------------------  --------------------                               STOCK
                                           NUMBER              NUMBER                 NUMBER                  OPTION
                                        OF SHARES    TOTAL  OF SHARES      TOTAL   OF SHARES     TOTAL         COSTS
                                        ---------  -------  ---------   --------  ---------- ---------   -----------

Initial capitalization                         --  $    --         --   $    --   2,400,000  $   1,200     $      --
Issuance of common stock for a note            --       --         --        --     300,000        150            --
Issuance of common stock for cash              --       --         --        --     100,000         50            --
Issuance of common stock for services          --       --         --        --     764,000        382            --
Net loss for 1996                              --       --         --        --          --         --            --
                                        ---------  -------  ---------   --------  ---------- ---------   -----------
 BALANCE, DECEMBER 31, 1996                    --       --         --        --   3,564,000      1,782            --
Exercise of options                            --       --         --        --      26,666         13            --
Issuance of common stock for cash and
  conversion of note payable ($77,000)         --       --         --        --     640,000        320            --
Net loss for 1997                              --       --         --        --          --         --            --
                                        ---------  -------  ---------   --------  ---------- ---------   -----------
 BALANCE, DECEMBER 31, 1997                    --       --         --        --   4,230,666      2,115            --
Exercise of options                            --       --         --        --      57,000         29            --
Issuance of common stock for cash              --       --         --        --      40,000         20            --
Issuance of preferred stock for cash        8,824        9         --        --          --         --            --
Valuation of beneficial conversion
  feature on Series A Preferred                --       --         --        --          --         --            --
Contribution of officer's salary               --       --         --        --          --         --            --
Net loss for 1998                              --       --         --        --          --         --            --
                                        ---------  -------  ---------   --------  ---------- ---------   -----------
 BALANCE, DECEMBER 31, 1998                 8,824        9         --        --   4,327,666      2,164            --
Exercise of warrants                           --       --         --        --     209,490        105            --
Exercise of options                            --       --         --        --     146,904         73            --
Issuance of preferred stock for cash       70,469       70         --        --          --         --            --
Preferred stock dividend                       --       --
Valuation of beneficial conversion
  feature on Series A Preferred                --       --         --        --          --         --            --
Repurchase of common shares                    --       --         --        --   (560,000)       (280)           --
Net loss for 1999                              --       --         --        --          --         --            --
                                        ---------  -------  ---------   --------  ---------- ---------   -----------
 BALANCE, DECEMBER 31, 1999                79,293  $    79         --   $    --   4,124,060  $   2,062   $        --


                   The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-4a
continued on next page

continued from above

                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                   Consolidated Statements of Shareholders' Equity (Deficit)
                      From inception (April 11, 1996) to December 31, 2005
(continued)


                                                                        DEFICIT
                                           ADDITIONAL    ADDITIONAL   ACCUMULATED         TOTAL
                                              PAID-IN       PAID-IN    DURING THE SHAREHOLDERS'
                                             CAPITAL-      CAPITAL-   DEVELOPMENT        EQUITY
                                               COMMON     PREFERRED         STAGE     (DEFICIT)
                                           ----------   -----------   -----------   -----------

Initial capitalization                     $       --   $        --   $        --   $    1,200
Issuance of common stock for a note                --            --            --          150
Issuance of common stock for cash               4,950            --            --        5,000
Issuance of common stock for services          37,818            --            --       38,200
Net loss for 1996                                  --            --       (59,079)     (59,079)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1996                    42,768            --       (59,079)     (14,529)
Exercise of options                            29,987            --            --       30,000
Issuance of common stock for cash and
  conversion of note payable ($77,000)        927,680            --            --      928,000
Net loss for 1997                                  --            --      (457,829)    (457,829)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1997                 1,000,435            --      (516,908)     485,642
Exercise of options                           114,971            --            --      115,000
Issuance of common stock for cash              57,980            --            --       58,000
Issuance of preferred stock for cash               --        74,991            --       75,000
Valuation of beneficial conversion
  feature on Series A Preferred                    --        25,000       (25,000)          --
Contribution of officer's salary               80,000            --            --       80,000
Net loss for 1998                                  --            --      (640,580)    (640,580)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1998                 1,253,386        99,991    (1,182,488)     173,062
Exercise of warrants                          366,503            --            --      366,608
Exercise of options                           177,289            --            --      177,362
Issuance of preferred stock for cash               --       598,930            --      599,000
Preferred stock dividend                           --            --       (25,725)     (25,725)
Valuation of beneficial conversion
  feature on Series A Preferred                    --       199,486      (199,486)          --
Repurchase of common shares                        --            --            --         (280)
Net loss for 1999                                  --            --    (1,329,328)  (1,329,328)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1999              $ 1,797,178   $   872,682  $(2,711,302)  $    (39,301)


    The accompanying notes are an integral part of these consolidated financial statements.

                                              F-4b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2005

                                                                                PREFERRED STOCK
                                             -----------------------------------------------------------------------------------
                                                   SERIES A             SERIES B             SERIES C            SERIES D
                                             -------------------  -------------------  -------------------  -------------------
                                                NUMBER               NUMBER               NUMBER               NUMBER
                                             OF SHARES     TOTAL  OF SHARES     TOTAL  OF SHARES     TOTAL  OF SHARES     TOTAL
                                             ---------  --------  ---------  --------  ---------  --------  ---------  --------

Balance, December 31, 1999                      79,293  $     79         --  $     --         --  $     --         --  $     --
   Exercise of warrants                             --        --         --        --         --        --         --        --
   Exercise of options                              --        --         --        --         --        --         --        --
   Issuance of preferred stock for cash             --        --     71,429        71         --        --         --        --
   Valuation of beneficial conversion
       feature on Series B Preferred                --        --         --        --         --        --         --        --
   Conversion of Series A Preferred
       into common shares                      (70,469)      (70)        --        --         --        --         --        --
   Beneficial conversion feature on
       Series A Preferred shares                    --        --         --        --         --        --         --        --
   Settlement of lawsuit                            --        --         --        --         --        --         --        --
   Purchase of patent                               --        --         --        --         --        --         --        --
   Stock option costs                               --        --         --        --         --        --         --        --
   Amortization of stock option costs               --        --         --        --         --        --         --        --
   Cancellation of common shares                    --        --         --        --         --        --         --        --
   Net loss for 2000                                --        --         --        --         --        --         --        --
                                             ---------  --------  ---------  --------  ---------  --------  ---------  --------

BALANCE, DECEMBER 31, 2000                       8,824         9     71,429        71         --        --         --        --
   Exercise of options                              --        --         --        --         --        --         --        --
   Issuance of common stock for services            --        --         --        --         --        --         --        --
   Issuance of preferred stock for cash             --        --    113,715       114     95,123        95         --        --
   Valuation of beneficial conversion
       feature on Series B Preferred                --        --         --        --         --        --         --        --
   Valuation of beneficial conversion
       feature on Series C Preferred                --        --         --        --         --        --         --        --
   Conversion of preferred stock and
       accrued dividends into common shares     (8,824)       (9)  (113,715)     (114)        --        --         --        --
   Preferred stock dividend                         --        --         --        --         --        --         --        --
   Issuance of common stock
     options for services                           --        --         --        --         --        --         --        --
   Amortization of stock option costs               --        --         --        --         --        --         --        --
   Net loss for 2001                                --        --         --        --         --        --         --        --
                                             ---------  --------  ---------  --------  ---------  --------  ---------  --------

BALANCE, DECEMBER 31, 2001                          --        --     71,429        71     95,123        95         --        --
   Exercise of options                              --        --         --        --         --        --         --        --
   Conversion of  preferred stock and
     accrued dividends into common shares           --        --    (71,429)      (71)   (18,576)      (19)        --        --
   Valuation of beneficial conversion
     feature on Series C Preferred                  --        --         --        --         --        --         --        --
   Cancellations of shares                          --        --         --        --         --        --         --        --
   Issuance of preferred stock for cash             --        --         --        --    264,657       265    110,627       111
   Amortization of stock option costs               --        --         --        --         --        --         --        --
   Preferred stock dividend                         --        --         --        --         --        --         --        --
   Purchase of Med Enclosure Stocks                 --        --         --        --         --        --         --        --
   Net loss for 2002                                --        --         --        --         --        --         --        --
                                             ---------  --------  ---------  --------  ---------  --------  ---------  --------
BALANCE DECEMBER 31, 2002                           --  $     --         --  $     --    341,204  $    341    110,627  $    111

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-5a
continued on next page

continued from above


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2005
(continued)


                                                                                                                             DEFICIT
                                                   COMMON STOCK                  ADDITIONAL   ADDITIONAL   ACCUMULATED         TOTAL
                                             ----------------------      STOCK      PAID-IN      PAID-IN    DURING THE SHAREHOLDERS'
                                                  NUMBER                OPTION     CAPITAL-     CAPITAL-   DEVELOPMENT        EQUITY
                                               OF SHARES      TOTAL      COSTS       COMMON    PREFERRED         STAGE     (DEFICIT)
                                             -----------  ---------  ---------  -----------  -----------  ------------  ------------

Balance, December 31, 1999                   $ 4,124,060  $   2,062  $      --  $ 1,797,178  $   872,682  $ (2,711,302) $   (39,301)
   Exercise of warrants                          365,500        183         --      639,442           --            --      639,625
   Exercise of options                           223,832        113         --      258,528           --            --      258,641
   Issuance of preferred stock for cash               --         --         --           --      624,929            --      625,000
   Valuation of beneficial conversion
       feature on Series B Preferred                  --         --         --           --      208,125      (208,125)          --
   Conversion of Series A Preferred
       into common shares                        131,996         66         --      624,659     (598,930)           --       25,725
   Beneficial conversion feature on
       Series A Preferred shares                      --         --         --      199,486     (199,486)           --           --
   Settlement of lawsuit                          33,333         17         --      199,983           --            --      200,000
   Purchase of patent                             47,042         24         --      235,184           --            --      235,208
   Stock option costs                                 --         --   (280,000)     280,000           --            --           --
   Amortization of stock option costs                 --         --    105,000           --           --            --      105,000
   Cancellation of common shares                 (89,000)       (45)        --           --           --            --          (45)
   Net loss for 2000                                  --         --         --           --           --    (1,749,444)  (1,749,444)
                                             -----------  ---------  ---------  -----------  -----------  ------------  -----------

BALANCE, DECEMBER 31, 2000                     4,836,763      2,420   (175,000)   4,234,460      907,320    (4,668,871)     300,409
   Exercise of options                           360,394        180         --      413,483           --            --      413,663
   Issuance of common stock for services         100,000         50         --      255,450           --            --      255,500
   Issuance of preferred stock for cash               --         --         --           --    1,841,392            --    1,841,601
   Valuation of beneficial conversion
       feature on Series B Preferred                  --         --         --           --      331,636      (331,636)          --
   Valuation of beneficial conversion
       feature on Series C Preferred                  --         --         --           --      282,233      (282,233)          --
   Conversion of preferred stock and
       accrued dividends into common shares      330,327        165         --    1,081,316   (1,069,887)                    11,471
   Preferred stock dividend                           --         --         --           --      (63,397)                   (63,397)
   Issuance of common stock
     options for services                             --         --         --       20,000           --            --       20,000
   Amortization of stock option costs                 --         --    140,000           --           --            --      140,000
   Net loss for 2001                                  --         --         --           --           --    (1,968,471)  (1,968,471)
                                             -----------  ---------  ---------  -----------  -----------  ------------  -----------

BALANCE, DECEMBER 31, 2001                     5,627,484      2,815    (35,000)   6,004,709    2,229,297    (7,251,211)     950,776
   Exercise of options                           282,480        140         --      317,650           --            --      317,790
   Conversion of  preferred stock and
     accrued dividends into common shares        241,627        120         --      790,205     (783,495)           --        6,740
   Valuation of beneficial conversion
     feature on Series C Preferred                    --         --         --           --    1,122,521    (1,122,521)          --
   Cancellations of shares                      (535,933)      (268)        --     (199,732)          --            --     (200,000)
   Issuance of preferred stock for cash               --         --         --           --    3,367,233            --    3,367,609
   Amortization of stock option costs                 --         --     35,000           --           --            --       35,000
   Preferred stock dividend                           --         --         --           --     (122,861)           --     (122,861)
   Purchase of Med Enclosure Stocks               10,000          5         --       53,495           --            --       53,500
   Net loss for 2002                                  --         --         --           --           --    (3,460,574)  (3,460,574)
                                             -----------  ---------  ---------  -----------  -----------  ------------  -----------
BALANCE DECEMBER 31, 2002                      5,625,658  $   2,812  $      --  $ 6,966,327  $ 5,812,695  $(11,834,306) $   947,980

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2005

                                                                                  PREFERRED STOCK
                                            ---------------------------------------------------------------------------------------
                                                  SERIES A               SERIES B               SERIES C              SERIES D
                                            --------------------  --------------------  -------------------- ---------------------
                                            NUMBER                   NUMBER                NUMBER                NUMBER
                                            OF SHARES      TOTAL  OF SHARES      TOTAL  OF SHARES      TOTAL  OF SHARES      TOTAL
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

 BALANCE, DECEMBER 31, 2002                        --  $      --         --  $      --    341,204  $     341    110,627  $     111
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --    (26,786)       (27)        --         --
    Valuation of beneficial conversion
        feature on Series D Preferred              --         --         --         --         --         --         --         --
    Issuance of preferred stock for cash           --         --         --         --         --         --    708,709        709
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Net loss for 2003                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 BALANCE DECEMBER 31, 2003                         --         --         --         --    314,418        314    819,336        820
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --    (11,236)       (11)   (27,873)       (28)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Stock option costs                             --         --         --         --         --         --         --         --
    Net loss for 2004                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 BALANCE DECEMBER 31, 2004                         --         --         --         --    303,182        303    791,463        792
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and             --
      accrued dividends into common shares         --         --         --         --     (6,180)        (6)  (106,922)      (107)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Issuance of common stock for patent            --         --         --         --         --         --         --         --
    Net loss for 2005                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCE DECEMBER 31, 2005                          --  $      --         --  $      --    297,002  $     297    684,541  $     685
                                            =========  =========  =========  =========  =========  =========  =========  =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-6a
continued on next page

continued from above
                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2005
(continued)
                                                                                                           DEFICIT
                                                 COMMON STOCK                 ADDITIONAL   ADDITIONAL   ACCUMULATED           TOTAL
                                            ----------------------   STOCK       PAID-IN      PAID-IN    DURING THE   STOCKHOLDERS'
                                                 NUMBER             OPTION      CAPITAL-     CAPITAL-   DEVELOPMENT          EQUITY
                                              OF SHARES     TOTAL    COSTS        COMMON     PREFERRED        STAGE       (DEFICIT)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------


 BALANCE, DECEMBER 31, 2002                   5,625,658  $   2,812  $   --  $  6,966,327  $  5,812,695  $(11,834,306)  $    947,980
    Exercise of options                         775,117        388      --     1,351,807            --            --      1,352,195
    Conversion of  preferred stock and
      accrued dividends into common shares       73,800         37      --       263,034      (244,973)           --         18,071
    Valuation of beneficial conversion
        feature on Series D Preferred                --         --      --            --     2,161,694    (2,161,694)            --
    Issuance of preferred stock for cash             --         --      --            --     6,484,373            --      6,485,082
    Preferred stock dividend                         --         --      --            --      (390,289)           --       (390,289)
    Net loss for 2003                                --         --      --            --            --    (2,759,466)    (2,759,466)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
 BALANCE DECEMBER 31, 2003                    6,474,575      3,237      --     8,581,168    13,823,500   (16,755,466)     5,653,573
    Exercise of options                         460,775        230      --     1,082,034            --            --      1,082,264
    Conversion of  preferred stock and
      accrued dividends into common shares)      70,918         36      --       383,428      (354,961)           --         28,464
    Preferred stock dividend                         --         --      --            --      (478,594)           --       (478,594)
    Stock option costs                               --         --      --     4,527,784            --            --      4,527,784
    Net loss for 2004                                --         --      --            --            --    (8,314,255)    (8,314,255)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
 BALANCE DECEMBER 31, 2004                    7,006,268      3,503      --    14,574,414    12,989,945   (25,069,721)     2,499,236
    Exercise of options                         470,393        235      --       777,724            --            --        777,959
    Conversion of  preferred stock and
      accrued dividends into common shares)     176,405         88      --     1,150,457    (1,033,109)           --        117,323
    Preferred stock dividend                         --         --      --            --      (501,921)           --       (501,921)
    Issuance of common stock for patent           4,000          2      --       153,998            --            --        154,000
    Net loss for 2005                                --         --      --            --            --    (1,625,516)    (1,625,516)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
BALANCE DECEMBER 31, 2005                     7,657,066  $   3,828  $   --  $ 16,656,593  $ 11,454,915  $(26,695,237)  $  1,421,081
                                            ===========  =========  ======  ============  ============  ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-6b



                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)

                                      Consolidated Statements of Cash Flows

                                                                                                               CUMULATIVE
                                                                                                             FROM INCEPTION
                                                                        YEAR ENDED DECEMBER 31,             (APRIL 11, 1996)
                                                              --------------------------------------------   TO DECEMBER 31,
                                                                  2005            2004            2003             2005
                                                              ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (1,625,516)   $ (8,314,255)   $ (2,759,466)   $(22,364,542)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                   42,042          21,247          21,274         180,770
    Contribution of officer's salary                                    --              --              --          80,000
    Issuance of common stock and options for services              587,334       4,962,866          33,770       6,216,547
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                             (7,810)        162,912         (70,329)         31,059
    Increase (decrease) in accounts and other payable               31,126        (198,268)        (13,546)         41,757
    (Decrease) increase in accrued expenses                         10,623          24,591          (5,474)        233,475
                                                              ------------    ------------    ------------    ------------
    Net cash used by operating activities                         (962,201)     (3,340,907)     (2,793,771)    (15,580,934)
                                                              ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) redemption of short-term investments                1,896,390         554,079      (2,450,469)             --
  Purchase of patent                                                    --        (100,000)             --        (114,795)
  Increase in cash surrender value of life insurance              (463,782)             --              --        (463,782)
  Capital expenditures                                                  --              --          (1,500)       (148,016)
                                                              ------------    ------------    ------------    ------------
    Net cash provided (used) by investing activities             1,432,608         454,079      (2,451,969)       (726,593)
                                                              ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                       --              --              --          73,150
  Payments on note payable to shareholder                               --              --              --          (3,000)
  Exercise of options and warrants                                 190,625         647,182       1,318,425       4,474,921
  Issuance of preferred stock                                           --              --       6,485,082      12,993,292
  Issuance of common stock                                              --              --              --         915,200
  Dividends                                                             --              --              --          (5,051)
  Cancellation of common stock                                          --              --              --        (200,325)
                                                              ------------    ------------    ------------    ------------
    Net cash provided by financing activities                      190,625         647,182       7,803,507      18,248,187
                                                              ------------    ------------    ------------    ------------

Net increase (decrease) in cash                                    661,032      (2,239,646)      2,557,767       1,940,660
CASH, BEGINNING OF PERIOD                                        1,279,628       3,519,274         961,507              --
                                                              ------------    ------------    ------------    ------------
CASH, END OF PERIOD                                           $  1,940,660    $  1,279,628    $  3,519,274    $  1,940,660
                                                              ============    ============    ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                $         --    $         --    $         --    $        150
  Debt to equity conversion                                   $         --    $         --    $         --    $     77,000
  Acquisition of minority interest                            $         --    $         --    $         --    $     33,250
  Sale of Tercero - elimination of goodwill                   $         --    $         --    $         --    $    (40,000)
  Preferred dividends accrued                                 $    501,921    $    478,594    $    372,925    $    979,242
  Preferred dividends paid through issuance of common stock   $    117,323    $     28,464    $     18,071    $     90,356
  Acquisition of Med Enclosures for note payable              $         --    $         --    $         --    $    250,000
  Acquisition of patent paid by issuance of common stock      $    154,000    $         --    $         --    $    288,708
  Settlement of lawsuit by issuance of common stock           $         --    $         --    $         --    $    200,000
  Valuation of beneficial conversion features                 $         --    $         --    $  2,161,694    $  4,330,695


                        The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


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

      No income taxes have been paid since inception. Payments of $8,954 for interest have been made since inception; none in 2003, 2004 or 2005.

      Patents and trademarks
      ----------------------
      Patents and trademarks are stated at cost and amortized using the straight-line method over their economic useful life, which is estimated at ten and fifteen years, respectively. During 2004, the Company acquired 12% additional interest in MED for $100,000, which was added to patent costs in the accompanying financial statements. In January 2005, the Company acquired the final 7.7% of MED for $154,000, which was added to patent costs in the accompanying financial statements. Amortization expense was $41,770 in 2005 and $20,649 in 2004 and in 2003.

      Equipment
      ---------
      Depreciation expense is provided over the estimated useful life of 5 years using straight line and accelerated methods. Depreciation expense was $415 in 2005, $598 in 2004 and $625 in 2003.

      Use of estimates
      ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Reclassifications
      -----------------
      Certain items in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

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


                                              2005          2004          2003
                                            --------      --------      --------
      Patents
         Gross carrying amount              $557,500      $403,500      $303,500
                                            ========      ========      ========
         Accumulated amortization           $144,773      $103,561      $ 83,327
                                            ========      ========      ========
         Amortization expense               $ 41,212      $ 20,234      $ 20,234
                                            ========      ========      ========

      Trademark
         Gross carrying amount              $  6,232      $  6,232      $  6,232
                                            ========      ========      ========
         Accumulated amortization           $  3,880      $  3,322      $  2,907
                                            ========      ========      ========
         Amortization expense               $    558      $    415      $    415
                                            ========      ========      ========


      Amortization of intangibles is expected to be approximately $46,000 in each of the next five years. Both patents and the trademark are being amortized over 15 years.

      On October 1, 2005, the Company made a change in estimate for the amortization of its patents. Now all portions of the patents (acquired in increments over the last five years) will be amortized over the remaining life of the first portion acquired. This change in estimate resulted in additional amortization for 2005 of about $1,400 and will result in additional amortization in each of the next 10 years of approximately $5,700 each year.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Basic and diluted net loss per share
      ------------------------------------
      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2005, 2004 and 2003 all common stock equivalents were anti-dilutive. Incremental common shares not included in the denominator of diluted earnings per share calculation due to their antidilutive nature are as follows:

                                                  2005       2004       2003
                                                ---------  ---------  ---------

      Attributable to exercise/conversion of:
               Outstanding options              4,560,905  5,031,298  4,942,073
               Preferred stock                  1,653,479  1,811,500  1,876,751
                                                ---------  ---------  ---------
                                                6,214,384  6,842,798  6,818,824
                                                =========  =========  =========


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

      Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                   2005            2004            2003
                                               ------------    ------------    ------------
      Net loss
             As reported                       $ (1,625,516)   $ (8,314,255)   $ (2,759,466)
             Stock compensation                $    111,416    $  1,885,540    $    267,487
             Pro forma                         $ (1,736,932)   $(10,199,795)   $ (3,026,953)
      Basic and fully diluted loss per share
             As reported                       $      (0.29)   $      (1.31)   $      (0.90)
             Pro forma                         $      (0.31)   $      (1.59)   $      (1.05)

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Stock-based compensation (continued)
      ------------------------------------
      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 1998 and 1996, respectively: risk-free interest rate of 3.375%, 6% and 9%; volatility of 20%, 50% and 200%; and a weighted fair value of $11.33, $1.26 and $.001.

      Recent accounting pronouncements
      --------------------------------
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), SHARE-BASED PAYMENTS ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005. When the Company adopts SFAS 123R, the statements of operations in 2006 and 2007 will include additional expenses of $60,060 and $23,063, respectively to reflect the modified prospective application method described in the pronouncement. Any new share-based compensation, whether to employees or non-employees, will be accounted for based on the fair value of the compensation, and the related expense will be recorded in the statement of operations.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


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

      At June 30, 2002, the conversion price was adjusted to $3.57 per share. During the fourth quarter of 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2004, 11,236 Series C shares and related accrued dividends of $11,758 were converted into 31,304 common shares. During 2005, 6,180 Series C shares and related accrued dividends of $9,500 were converted into 18,068 common shares. Accrued dividends of $490,111 on the 297,002 shares outstanding at December 31, 2005 remain unpaid.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Series D Preferred stock
      ------------------------
      In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share. The Company sold 819,336 shares for proceeds of $7,496,924. The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock. Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share. During 2004, 27,873 Series D shares and related accrued dividends of $16,706 were converted into 39,614 common shares. During 2005, 106,922 shares and related accrued dividends of $107,823 were converted into 158,337 common shares. Accrued dividends of $845,249 on the 684,541 outstanding shares remain unpaid at December 31, 2005.

      Common stock
      ------------
      During 2005, 6,180 Series C shares and 106,922 Series D shares and related accrued dividends of $117,323 were converted into 176,405 common shares. During 2004, 11,236 Series C shares and 27,873 Series D shares and related accrued dividends of $28,464 were converted into 70,918 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Common stock (continued)
      ------------------------
      In March 1997, the Company commenced the private placement sale of 35 units at $29,000 per unit. Each unit consisted of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000. The Company sold 34 units, including 3 units in conversion of a note payable. An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into three units, and the Company received $10,000 cash for the balance. No value was allocated to the warrants because the exercise price was above market price at the time of issuance. During 1999, warrants to purchase 209,490 common shares were exercised. During 2000, warrants to purchase 365,500 common shares were exercised and the remaining balance of 785,010 at December 31, 2000 were not converted and therefore expired.

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

      Stock options
      -------------
      The Company has granted options to purchase its common stock. The option prices at the time of grant were at or above the fair value of the Company's common stock. The following information applies to all options outstanding at December 31, 2005:

                                            Weighted                 Weighted
                                Average     average                  average
      Exercise     Options     remaining    exercise     Number      exercise
       Price     Outstanding  life (years)   price     exercisable    price
      --------   -----------  ------------  --------   -----------  ---------
      $  1.125       468,191       1        $  1.125       468,191  $   1.125
      $  2.50      3,542,714       3        $  2.50      2,742,714  $   2.50
      $ 29.12        550,000       5        $ 29.12        550,000  $  29.12

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Stock options (continued)
      -------------------------

      A summary of stock option activity follows:

                                                            Exercise
                                             Number of        Price
                                              Options       Per Share        Expiration
                                            ----------   ---------------    ------------
Inception (April 11, 1996)                           -                -          -
Granted                                      4,420,000    $1.125 - 1.25     1997 - 2006
                                            -----------   --------------
Outstanding at December 31, 1996             4,420,000    $1.125 - 1.25     1997 - 2006

Exercised                                      (26,666)         $1.125
Expired                                       (200,000)          $1.18
                                            -----------   --------------
Outstanding at December 31, 1997             4,193,334    $1.125 - 1.25          2006

Granted                                      4,152,000    $1.25 - 9.00           2008
Exercised                                      (57,000)   $1.125 - 2.50
Canceled                                    (1,173,334)         $1.125
                                            -----------   --------------
Outstanding at December 31, 1998             7,115,000    $1.125 - 9.00     2003 - 2008

Granted                                         25,000           $5.50           2004
Exercised                                     (146,904)   $1.125 - 2.50
Canceled                                      (490,000)         $1.125
                                            -----------   --------------
Outstanding at December 31, 1999             6,503,096    $1.125 - 9.00    2003 - 2008

Granted                                        175,000    $5.00 - $5.75
Exercised                                     (223,832)   $1.125 - 2.50
                                            -----------   --------------
Outstanding at December 31, 2000             6,454,264    $1.125 - 9.00    2003 - 2008

Granted                                         15,800           $2.50           2004
Exercised                                     (360,394)   $1.125 - 2.50
                                            -----------   --------------
Outstanding at December 31, 2001             6,109,670    $1.125 - 9.00    2003 - 2008

Exercised                                     (282,480)         $1.125
Canceled                                      (100,000)          $5.50
                                            -----------   --------------
Outstanding at December 31, 2002             5,727,190    $1.125 - 9.00    2003 - 2008

Exercised                                     (775,117)   $1.125 - 9.00
Canceled                                       (10,000)          $8.00
                                            -----------   --------------
Outstanding at December 31, 2003             4,942,073    $1.125 - 5.75    2004 - 2008

Granted                                        550,000          $29.12        2009
Exercised                                     (460,775)   $1.125 - 5.75
                                            ----------   ---------------
Outstanding at December 31, 2004             5,031,298    $1.125 - 29.12   2006-2009

Exercised                                     (470,393)   $1.125 - 2.50
                                            -----------  ---------------
Outstanding at December 31, 2005             4,560,905    $1.125 - 29.12   2006-2009
                                            ===========

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
------------------------------------------------

      Stock options (continued)
      -------------------------
      The following information applies to employee options outstanding at December 31, 2005:


                                            Weighted                  Weighted
                                Average     average                    average
 Exercise       Options        remaining    exercise      Number      exercise
  Price       Outstanding    life (years)    price      exercisable     price
-----------  --------------  ------------  ----------  -------------  ---------

  $ 1.125               19         1         $ 1.125            19    $  1.125
  $  2.50        1,551,412         3         $  2.50     1,151,412    $  2.50
  $ 29.12          275,000         5         $ 29.12       275,000    $  29.12


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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


3.    INCOME TAXES
------------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At December 31, 2005 the Company has an estimated net operating loss carryforward for federal tax purposes of $17,400,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2026. The Company had deferred tax assets of approximately $6,100,000, $5,600,000 and $3,400,000 at December 31, 2005,
      2004 and 2003, respectively, relating to its net operating loss. A 100% valuation allowance, which increased by $500,000 in 2005 and $2,200,000 in 2004, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

4.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Consulting agreements
      ---------------------
      In January 1997, the Company entered into a consulting agreement with its strategic consultant, a related party, for five years at $5,000 per month. The agreement was amended in November 1997 to increase the fees to $8,000 per month, in April 1998 to increase the fees to $10,000 per month and extend the term of the agreement for an additional five years and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001. In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options valued at $3,117,034 (see note 2). The agreement was amended again in 2005; accordingly, annual base compensation for 2005 was increased to $570,194.

      In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were also granted under the April 1998 amendment. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The options expire on April 22, 2008.

      The Company has entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties. The Company made payments to the strategic consultant amounting the $47,155 in 2005, $1,528,725 in 2004 and $704,307 in 2003.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
-----------------------------------------------

      Employment agreement
      --------------------
      In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provides for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company. The agreement was amended in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base monthly compensation was $18,333 in 2001 and $19,250 in 2002. In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options (see note 2). The agreement was amended again in 2005; accordingly, annual base compensation for 2005 was increased to $570,194.

      In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were granted under the April 1998 agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The first options expire on April 22, 2008.

      Royalty agreements
      ------------------
      In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to .75% on net sales of certain MED products as defined. In July 2001, these agreements were amended to increase the royalties to 1.5% of net sales of certain MED products as defined. In October 2004, the agreements were amended again. Pursuant to that amendment, in the event of a change in control of either MED or CPC of America, MED will be obligate to pay the CEO and the strategic consultant each minimum royalty payments of $4,000,000 per year. To date, MED has not had any sales.

      In October 2002, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to 2.5% of net sales of certain MCC products as defined. To date, MCC has not had any sales.

      Office lease
      ------------
      The Company leases its office space under a one-year lease at $1,000 per month from a related party. The lease expired November 30, 2005 and is now on a month-to-month basis. Actual rent expense was $12,000 in 2005, 2004 and 2003.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005



5.    RELATED PARTY TRANSACTIONS
--------------------------------

      The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office space rent. Expenses to this related party are as follows.

                                            2005         2004         2003       CUMULATIVE
                                          ----------   ----------   ----------   ----------
      Research and development:
        Consulting                        $  457,561   $2,675,553   $  449,560   $4,530,321
        Expense reimbursements                 8,732       28,698       38,872      152,001
        Engineering development               47,155    1,543,018      704,307    3,839,931
                                          ----------   ----------   ----------   ----------
          Total R&D to related parties       513,448    4,247,269    1,192,739    8,522,253
                                          ----------   ----------   ----------   ----------

      General and administrative:
        Consulting                           112,640      863,702      107,017    1,119,080
        Rent                                  12,000       12,000       12,000       57,300
        Expense reimbursements                 6,467       10,748          500      111,260
                                          ----------   ----------   ----------   ----------
                                             131,107      886,450      119,517    1,287,640
                                          ----------   ----------   ----------   ----------

      Total expenses to related parties   $  644,555   $5,133,719   $1,312,256   $9,809,893
                                          ==========   ==========   ==========   ==========

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005


6     MAJOR VENDORS
-------------------

      In addition to the concentration of expenses to the related party described above, one vendor comprises approximately 39% in 2005, 25% in 2004 and 16% in 2003 of the Company's research and development expenditures to third parties. The loss of this vendor would have an impact on the operations of the Company; however, management does not foresee the loss of this vendor in the near future.

7.    SELECTED QUARTERLY DATA (UNAUDITED)
-----------------------------------------


                                    DEC. 31      SEPT. 30      JUNE 30      MAR. 31
                                   -----------------------   -----------------------

2004 QUARTERS ENDED
Net revenues                       $       --   $       --   $       --   $       --
Gross profit                               --           --           --           --
Loss from operations                4,887,632    1,528,465      792,121    1,180,865
Net loss                           $4,872,124   $1,510,986   $  772,863   $1,158,282
Basic and diluted loss per share   $     0.74   $     0.24   $     0.13   $     0.20

2005 QUARTERS ENDED
Net revenues                       $       --   $       --   $       --   $       --
Gross profit                               --           --           --           --
Loss from operations                  395,940      455,308      390,853      442,502
Net loss                           $  380,940   $  439,583   $  374,610   $  430,383
Basic and diluted loss per share   $     0.06   $     0.08   $     0.07   $     0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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


ITEM 9B. OTHER INFORMATION

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Set forth below are our directors and officers.


           NAME            AGE                       POSITION
---------------------    -------    --------------------------------------------

Rod A. Shipman              55      President, Secretary, Treasurer and Director
Rafe Cohen                  58      Director
William C. Lievense         58      Director


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

KEY CONSULTANTS TO THE COMPANY

         The CTM Group, Inc., has a consulting contract to provide strategic planning services to our company. Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is a founder of our company and served as our president, treasurer and chairman of the board from April 1996 to January 1997. Mr. Shabty was a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida. He is a former director of TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the founder, chairman of the board and chief executive officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. From October 1993 to September 1994, Mr. Shabty served as executive vice president of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. We made payments to CTM Group amounting to $644,555 in 2005 and $5,133,719 in 2004.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003.

                                       ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                            ----------------------------------------  ------------------------------
     NAME AND POSITION       YEAR    SALARY   BONUS   OTHER ANNUAL    RESTRICTED    COMMON SHARES     ALL OTHER
                                                      COMPENSATION      STOCK        UNDERLYING      COMPENSATION
                                                                      AWARDS ($)   OPTIONS GRANTED
                                                                                     (# SHARES)
 -------------------------- ------ --------- -------- --------------  ----------- ------------------  ---------------

 Rod A. Shipman,             2005   $570,194    -0-        -0-            -0-            -0-             -0-
 President and Chief         2004   $422,220   58,344      -0-            -0-          275,000           -0-
 Executive Officer           2003   $381,557  175,000     9,000           -0-            -0-             -0-


                                     OPTION/SAR GRANTS IN 2005 FISCAL YEAR
                                                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
          NAME                   NUMBER OF          % OF TOTAL OPTIONS/SARS      EXERCISE OR      EXPIRATION DATE
                                 SECURITIES         GRANTED TO EMPLOYEES IN       BASE PRICE
                                 UNDERLYING               FISCAL YEAR               ($/SH)
                                OPTIONS/SARS
                                GRANTED (#)
-------------------------------------------------------------------------------------------------------------------

                                      None.


                            AGGREGATED OPTION/SAR EXERCISES IN 2005 FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES

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
                                                                                FY-END (#)


                                                                               EXERCISABLE/         EXERCISABLE/
                                                                              UNEXERCISABLE         UNEXERCISABLE
-------------------------------   ------------------   ------------------    -----------------    ------------------

Rod A. Shipman, President and          180,194            $3,351,532         1,115,052/400,000      $14,551,428/
Chief Executive Officer                                                                            $5,220,000(1)

(1) Based on a closing price of $15.55 per share for our common stock as quoted on the OTC Bulletin Board on December 30, 2005.


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

Shipman and we further amended the agreement to increase annual compensation to $354,312. In May 2005, Mr. Shipman and we further amended the agreement to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 3, 2006 by
(i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

          NAME AND ADDRESS              NUMBER OF SHARES     PERCENTAGE OWNED
                                       ------------------  ---------------------

 Rod A. Shipman(1) (2)                      1,745,402             19.1%
 Rafe Cohen(1)                                 60,000              (*)
 William C. Lievense(1)                        65,000              (*)
 CTM Group, Inc.(3)(4)                      3,165,416             32.4%
 Leslie J. Kessler(5)                         544,568              7.1%
 All officers and directors as a
 group (three persons)                      1,870,402             20.4%
_______________

(1)  Address is 6336 17th Street Circle East, Sarasota, Florida 34243.

(2) Includes options granted to Mr. Shipman to purchase 1,426,431 shares of common stock. Does not include options to purchase 400,000 shares of common stock, which are subject to vesting.

(3)  Address is 1350 East Flamingo, #800, Las Vegas, Nevada 89119.

(4) Includes options granted to the CTM Group to purchase 2,043,331 shares of common stock. Does not include options to purchase 400,000 shares of common stock, which are subject to vesting.

(5)  Address is 11 Hedgerow Lane, Jericho, New York 11753.

(*)  Less than one percent.

Equity Compensation Plans
-------------------------

         The following table sets forth certain information as of December 31, 2005 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon          Weighted- Average             Number of Common
                                Exercise of Outstanding          Exercise Price of             Shares Remaining
      Plan Category                     Options                 Outstanding Options         Available for Issuance
--------------------------     --------------------------     -------------------------     ------------------------

Equity compensation plan              1,081,191                       $16.42                      2,635,534
approved by shareholders

Equity compensation plan              3,542,714                       $2.50                          N/A
not approved by
shareholders (1)

-----------------------
(1) Represents shares of common stock issuable to Rod Shipman and CTM Group, Inc. pursuant to option agreements entered into with us.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1998, we entered into a Consulting Agreement with CTM Group, Inc. In May 2005, CTM Group and we amended the consulting agreement to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007.

         In July 2000, our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, bonuses to our chief executive officer, Rod A. Shipman and CTM Group, Inc in the form of a royalty on the net sale of products of Med Enclosure derived from two of its three patents. Under the original royalty agreements, Mr. Shipman and CTM Group were to each receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved amendments to the royalty agreements increasing the royalties payable to Mr. Shipman and CTM Group to one and one-half percent (1.5%) on all net sales. In October 2004, our board of directors approved further amendments to the royalty agreements with Mr. Shipman and CTM Group. Pursuant to those amendments, in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman and CTM Group each minimum royalty payments of $4,000,000 per year. CTM Group beneficially owns approximately 32.4% of our outstanding common shares.

         In October 2002, our board of directors approved, and caused our wholly-owned subsidiary, Med Close Corp., to award a bonus to Mr. Shipman and CTM Group each in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales of products of Med Close Corp.

         During 2002 and 2003, we entered into various agreements with CTM Group for research and development of additional various applications of our proprietary intellectual property. We made payments to CTM Group amounting to $644,555 in 2005 and $5,133,719 in 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our board of directors has selected Cacciamatta Accountancy Corporation as our independent accountants to audit our consolidated financial statements for the fiscal year 2005. Cacciamatta Accountancy Corporation previously audited our consolidated financial statements for the two fiscal years ended December 31, 2004 and 2003.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to us by Cacciamatta Accountancy Corporation for the years ended December 31, 2005 and 2004 were as follows:

              Services Provided                         2005         2004
              -------------------------------------  ----------  ------------
              Audit Fees...........................   $63,000      $63,000
              Audit Related Fees...................     -0-          -0-
              Tax Fees.............................     -0-          -0-
              All Other Fees.......................     -0-          -0-
                                                     ----------  ------------
                      Total........................   $63,000      $63,000


         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2005 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2005 and 2004 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. There were no fees billed for the years ended December 31, 2005 and 2004 for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. There were no billed for the years ended December 31, 2005 and 2004 for services other than the services described above.

PRE-APPROVAL POLICIES AND PROCEDURES

         We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Cacciamatta Accountancy Corporation and the estimated fees related to these services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a)  LIST OF FINANCIAL STATEMENTS.

              Report of Independent Registered Public Accounting Firm........F-1
              Consolidated Balance Sheets at December 31, 2005 and 2004......F-2
              Consolidated Statements of Operations for the three years
                 ended December 31, 2005 and cumulative from inception
                 (April 11, 1996) to December 31, 2005.......................F-3
              Consolidated Statements of Cash Flows for the three years
                 ended December 31, 2005 and cumulative from inception
                 (April 11, 1996) to December 31, 2005.......................F-4
              Notes to Consolidated Financial Statements.....................F-5


         (b)  INDEX TO EXHIBITS

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

         10.25 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and Rod A. Shipman (12)

         10.26 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and CTM Group, Inc. (12)

         10.27 Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (13)

         10.28 Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (13)

         10.29 Amendment No. 3 dated May 31, 2005 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman

         10.30 Amendment No. 3 dated May 31, 2005 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc.

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

         (c)  FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CPC OF AMERICA, INC.

Date:  March 20, 2006                   By: /s/ Rod A. Shipman
                                            -----------------------------------
                                            Rod A. Shipman, President and Chief
                                            Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                                       Date
---------                         -----                                       ----

    /s/ Rod A. Shipman            President, Chief Financial Officer,   March 20, 2006
-------------------------------   Secretary, Treasurer and Principal
ROD A. SHIPMAN                    Accounting Officer and Director

                                  Director
-------------------------------
RAFE COHEN

    /s/ William Lievense          Director                              March 20, 2006
-------------------------------
WILLIAM LIEVENSE