Form 10-K/A
period 2005-12-31
CPC OF AMERICA INC
filed 2006-05-04
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                EXPLANATORY NOTE

      CPC of America, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2006 (the "Original Filing"). This amendment is being filed to provide management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K. We have also revised certain other portions of the Original Filing. This amendment includes the following changes:

     o Item 1, "Description of Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" have been revised to provide updated information concerning our plans for our counterpulsation products and technologies.

     o Item 9A, "Controls and Procedures" has been updated to provide management's annual report on internal control over financial reporting and to add the report on internal control over financial reporting from Cacciamatta Accountancy Corp., our independent registered public accounting firm, relating to the Company's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting;

     o Item 8, "Financial Statements and Supplementary Data" has been updated to provide a revised audit report of Cacciamatta Accountancy Corp. and additional disclosure to Note 2 to the Company's consolidated financial statements;

     o    A new consent of Cacciamatta Accountancy Corp; and

     o Updates of the Section 302 certifications from the Chief Executive Officer and the Chief Financial Officer.

     The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2005 consist of all other Items originally contained in the Original Filing. This Form 10-K/A for the year ended December 31, 2005 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures in any way other than as described above.

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

         The MedClose is not presently available for human use. Extensive animal studies were successfully completed in 2002 through 2004 and provided to the FDA Center for Devices and Radiological Health ("CDRH"). We have also successfully manufactured 800 MedClose devices, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. In July 2005, after prior consultation with the primary CDRH reviewer, we submitted to the CDRH an investigative device exemption ("IDE") application to clinically investigate the MedClose device in the U.S. The FDA's IDE approval is required before we can proceed to the last phase of the FDA approval process, human testing of the MedClose device.

         In August 2005, the CDRH responded to our IDE application by identifying certain deficiencies and we responded to the CDRH in November of 2005. In November 2005, we were advised by the FDA's Office of Combination Products ("OCP") that the FDA's Center for Biologics Evaluation and Research ("CBER"), rather than the CDRH, would be the lead agency in evaluating the MedClose IDE application. The CBER conveyed a conditional IDE approval in March 2006. We are appealing the OCP decision and seeking to have IDE responsibility transferred back to the CDRH with whom we have interacted with since 2001. In the meantime, we are continuing to communicate and cooperate with the CBER concerning its conditional approval while we consider further appeals of the OCP decision.

         We are proceeding with our selection of, and implementation of procedures for, our proposed clinical sites in the U.S. or in Canada, based on the requirements of both the CBER and CDRH. The clinical investigation of the MedClose device, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and is expected to take place at five U.S. and Canadian sites. The results of the clinical investigation will enable us obtain the CE Mark with the same study data derived from the clinical investigation. The F-A-S-T trial is expected to begin in the second quarter of 2006. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device projected to be within nine to 12 months after first clinical trial patient.

         Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a turnkey contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through to FDA approval. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible for the development, testing and FDA approval of the MedClose product. We are obligated to pay Biomed based on agreed milestones relating to the development of the MedClose product and progress in the FDA approval process. During 2004 and 2005, we paid Biomed Research $615,165 and $295,765, respectively.

         We estimate that the costs of conducting clinical studies and obtaining FDA approval of the MedClose device to be between $1,219,413 to $1,737,251. We believe that we have sufficient working capital to on hand to complete clinical studies and obtain FDA approval. Upon FDA approval, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.


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

         During 2003 and 2004, we pursued the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. In July 2003, we engaged an investment banking firm to represent us in connection with our proposed sale of the CPCA 2000. In July 2003, the investment banking firm undertook standard due diligence and valuation analysis of CPCA 2000, and between October 2003 and April 2004 the investment banking firm contacted potential acquirers of the CPCA 2000, consisting mostly of medical device manufacturers in the U.S. Based on the analysis and inquiries by our investment banker, along with our own internal inquiries and analysis, we are of the opinion that there is not sufficient interest in the acquisition of CPCA 2000, Inc. or our counterpulsation technologies at this time. We believe that the lack of interest is the result of declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program. Between 2002 and 2005, the amount of reimbursable patient costs for counterpulsation treatments under Medicare declined by approximately 30%. The decline in coverage has had a material negative impact on projected profitability of operations based on our counterpulsation technologies and products.

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2005, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than equipment and trademarks of less than $2,000.


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

COMPETITION

         INTERNAL PUNCTURE CLOSURE DEVICE "MEDCLOSE"

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

         We estimate that counterpulsation therapy is presently used to treat only a small percentage of all patients with coronary artery diseases. Counterpulsation therapies compete with more mainstream cardiology treatment techniques, such as angiography, coronary angioplasty, coronary artery bypass surgery and medication. While counterpulsation does not replace the need for these services in all cases, a percentage of coronary artery disease patients can be successfully treated using counterpulsation as an alternative to invasive procedures.

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

Sales of Unregistered Securities
--------------------------------

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below sets forth a summary of our selected financial data for each of the years ended December 31:


                                          2005            2004          2003           2002            2001
                                       -----------    -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:

Revenue                                $        --    $        --    $        --    $        --    $        --
Research and development                 1,266,093      6,699,714      2,300,315      2,848,245        749,863
General and administrative                 418,510      1,689,369        526,043        621,016      1,228,189
                                       -----------    -----------    -----------    -----------    -----------
Operating loss                           1,684,603      8,389,083      2,826,358      3,469,261      1,978,052
                                       -----------    -----------    -----------    -----------    -----------

Interest expense                                --             --             --             --            (12)
Interest income                             59,087         74,828         66,892          8,687          9,593
                                       -----------    -----------    -----------    -----------    -----------
Net loss                                 1,625,516      8,314,255      2,759,466      3,460,574      1,968,471
                                       ===========    ===========    ===========    ===========    ===========

Basic and diluted net loss per share         (0.29)         (1.31)         (0.90)         (0.81)         (0.52)

Basic and diluted weighted average
  number of common shares
  outstanding                            7,323,397      6,723,101      5,904,416      5,768,032      5,114,133


BALANCE SHEET DATA:

  Total assets                           2,842,770      3,494,578      6,372,462      1,313,671      1,014,894

  Total liabilities                      1,421,689        995,342        718,889        365,691         64,118

  Total shareholders' equity             1,421,081      2,499,236      5,653,573        947,980        950,776

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

         During 2003 and 2004, we pursued the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. In July 2003, we engaged an investment banking firm to represent us in connection with our proposed sale of the CPCA 2000. In July 2003, the investment banking firm undertook standard due diligence and valuation analysis of CPCA 2000, and between October 2003 and April 2004 the investment banking firm contacted potential acquirers of the CPCA 2000, consisting mostly of medical device manufacturers in the U.S. Based on the analysis and inquiries by our investment banker, along with our own internal inquiries and analysis, we are of the opinion that there is not sufficient interest in the acquisition of CPCA 2000, Inc. or our counterpulsation technologies at this time. We believe that the lack of interest is the result of declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program. Between 2002 and 2005, the amount of reimbursable patient costs for counterpulsation treatments under Medicare declined by approximately 30%. The decline in coverage has had a material negative impact on projected profitability of operations based on our counterpulsation technologies and products.

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2005, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than equipment and trademarks of less than $2,000.

         The MedClose is a proprietary catheter based delivery system that uses an existing Food and Drug Administration ("FDA") licensed fibrin sealant to rapidly seal arterial puncture sites following angiography and angioplasty. This vascular closure system, known as MedClose-Arterial, is not presently available for human use. Extensive animal studies were successfully completed in 2002 through 2004 and provided to the FDA Center for Devices and Radiological Health ("CDRH"). We have also successfully manufactured 800 MedClose devices, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. In July 2005, after prior consultation with the primary CDRH reviewer, we submitted to the CDRH an investigative device exemption ("IDE") application to clinically investigate the MedClose device in the U.S. The FDA's IDE approval is required before we can proceed to the last phase of the FDA approval process, human testing of the MedClose device.

         In August 2005, the CDRH responded to our IDE application by identifying certain deficiencies and we responded to the CDRH in November of 2005. In November 2005, we were advised by the FDA's Office of Combination Products ("OCP") that the FDA's Center for Biologics Evaluation and Research ("CBER"), rather than the CDRH, would be the lead agency in evaluating the MedClose IDE application. The CBER conveyed a conditional IDE approval in March 2006. We are appealing the OCP decision and seeking to have IDE responsibility transferred back to the CDRH with whom we have interacted with since 2001. In the meantime, we are continuing to communicate and cooperate with the CBER concerning its conditional approval while we consider further appeals of the OCP decision.

         We are proceeding with our selection of, and implementation of procedures for, our proposed clinical sites in the U.S. or in Canada, based on the requirements of both the CBER and CDRH. The clinical investigation of the MedClose device, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and is expected to take place at five U.S. and Canadian sites. The results of the clinical investigation will enable us obtain the CE Mark with the same study data derived from the clinical investigation. The F-A-S-T trial is expected to begin in the second quarter of 2006. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device projected to be within nine to 12 months after first clinical trial patient.

         Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a turnkey contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through to FDA approval. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible for the development, testing and FDA approval of the MedClose product. We are obligated to pay Biomed based on agreed milestones relating to the development of the MedClose product and progress in the FDA approval process. During 2004 and 2005, we paid Biomed Research $615,165 and $295,765, respectively.

         We estimate that the costs of conducting clinical studies and obtaining FDA approval of the MedClose device to be between $1,219,413 to $1,737,251. We believe that we have sufficient working capital to on hand to complete clinical studies and obtain FDA approval. Upon FDA approval, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

         We expect to commence revenue producing operations subject to FDA approval of MedClose. We do not expect to purchase or sell significant plant or equipment during 2006, nor do we expect a significant change in the number of our employees during the year.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm......................F-1
Report of Independent Registered Public Accounting Firm......................F-2
Consolidated Balance Sheets at December 31, 2005 and 2004....................F-3
Consolidated Statements of Operations for the three years ended
   December 31, 2005 and cumulative from inception (April 11, 1996)
   to December 31, 2005......................................................F-4
Consolidated Statements of Shareholders' Equity (Deficit)
   from inception (April 11, 1996) to December 31, 2005......................F-5
Consolidated Statements of Cash Flows for the three years ended
   December 31, 2005 and cumulative from inception (April 11, 1996)
   to December 31, 2005......................................................F-8
Notes to Consolidated Financial Statements...................................F-9

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and in our report dated May 1, 2006, we disclaimed an opinion on management's assessment of the effectiveness of internal control over financial reporting and disclaimed an opinion on the effectiveness of internal control over financial reporting due to management's inability to complete its documentation, testing and remediation of a significant portion of its internal control processes on a timely basis and our inability to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
May 1, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of CPC of America, Inc.

We were engaged to audit management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting , that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CPC of America's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

During 2005, the Company began preparing for its requirements to perform an assessment of its internal control over financial reporting. It engaged an accounting expert to assist in its external reporting. This consultant made certain enhancements to the reporting processes. However, in March 2005, management consulted with counsel and concluded that the Company was not required to comply with Regulation 404 in 2005. Therefore, the auditors were not engaged to audit management's assessment of and the effectiveness of the Company's internal control over financial reporting. After the Company filed its 2005 annual report with the Securities Exchange Commission, it was notified by the NASD that the filing was deficient because it lacked appropriate wording in its 302 certifications and more importantly was missing management's assessment regarding the Company's internal control over financial reporting. In April 2006, the Company completed its documentation of a significant portion of its internal control processes. However, they did not complete all the procedures necessary in order for us to form an opinion on management's assessment of internal control over financial reporting and an opinion on the effectiveness of internal control over financial reporting.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not complete its documentation, testing and remediation of a significant portion of its internal control processes on a timely basis and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the company's internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders equity (deficit), and cash flows of CPC of America, Inc. and our report dated May 1, 2006 expressed an unqualified opinion.


/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
May 1, 2006

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

                                                                F-7a
continued on next page

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

                                                               F-7b




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

                                                      F-8

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

      Of the $777,959 in options exercised during 2005, the Company received $190,625 in cash and the other exercises were in exchange for compensation and expense reimbursements to the Company's only employee, and consulting services and expense reimbursements for the Company's primary consultant. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay and expense reimbursements, but to exercise options in the amounts of $385,188 and $16,297, respectively. Similarly, the consultant elected not to receive cash for $170,650 of services and $15,199 of reimbursable expenses, but exercised options in those amounts. The $587,334 of total non-cash exercises of options is included in the line item "issuance of common stock and options for services" in the statement of cash flows.

      Of the $1,082,264 in options exercised during 2004, the Company received $647,182 in cash and the other exercises were in exchange for compensation to the Company's only employee, and consulting services and expense reimbursements for the Company's primary consultant. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay, but to exercise options in the amount of $351,460. Similarly, the consultant elected not to receive cash for $29,880 of services and $53,742 of reimbursable expenses, but exercised options in those amounts. The $435,082 of total non-cash exercises of options is included in the line item "issuance of common stock and options for services" in the statement of cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We were required to evaluate our internal control over financial reporting as of December 31, 2005, however, as described below, we did not commence our evaluation on timely basis nor were able to complete the required evaluation.

         Our management, including our principal executive and principal financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

         IMPLEMENTATION OF EVALUATION OF INTERNAL CONTROLS

         Under the supervision and with the participation of the our management, including our principal executive officer and principal financial officer, we commenced and partially completed the performance an evaluation of our internal control over financial reporting as of December 31, 2005 based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. In December 2004, our management began the process of evaluating our internal control over financial reporting in place during 2004. During 2005, our management began the implementation of its evaluation of our internal control over financial reporting by selecting the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission, gathering information about the controls in place over the various "processes" identified by management, and determining which of these "processes" were significant and would require testing. In addition, our management made inquiries and performed certain tests to assure itself that controls were in place and were being followed.

         We planned to complete our evaluation of internal control over financial reporting by the end of 2005. However, in March 2005, management consulted with counsel and concluded that we were not required to evaluate our internal control over financial reporting for the period ending December 31, 2005. Therefore, we cut back our efforts to evaluate our internal control over financial reporting and did not complete our evaluation in 2005, nor did we retain our independent registered public accountants in fiscal 2005 to perform an audit of our assessment of internal control over financial reporting as of December 31, 2005.

         During 2005, our management commenced the documentation of our internal control over financial reporting and conducted a substantial amount of testing of those internal controls under the INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. In April 2006, management completed its documentation of a significant portion of its internal control processes. Our management did not complete testing as contemplated by the INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and did not document the results of inquiries and other tests that were performed. While no material weaknesses were noted, our management concluded that our internal control over financial reporting as of December 31, 2005 was not effective under the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, since not enough of the process was completed to determine otherwise.

         In April 2006, we engaged our independent registered public accountants to perform an audit of our assessment of internal control over financial reporting as of December 31, 2005. However, since we did not complete all the procedures our independent registered public accountants were unable to perform all the procedures necessary in order for them to form an opinion on management's assessment of internal control over financial reporting and our independent registered public accountants have disclaimed an opinion on the effectiveness management's assessment of internal control over financial reporting.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the year ended December 31, 2005, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         During 2005, our principal executive and financial officer commenced an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. However, our management did not complete testing as contemplated by the INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and did not document the results of inquiries and other tests that were performed. While no material weaknesses were noted, our management concluded that our internal control over financial reporting as of December 31, 2005 was not effective under the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, since not enough of the process was completed to determine otherwise. Our management has commenced the process of documenting and testing our internal control over financial reporting for fiscal 2006, and we expect to complete all necessary documentation and testing on a timely basis for the current fiscal year.


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

         10.25 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and Rod A. Shipman (12)

         10.26 Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and CTM Group, Inc. (12)

         10.27 Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (13)

         10.28 Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (13)

         10.29 Amendment No. 3 dated May 31, 2005 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (14)

         10.30 Amendment No. 3 dated May 31, 2005 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc. (14)

         21.1   List of Subsidiaries (14)

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

(14) Previously filed as part of the Company's annual report on Form 10-K for the year ended December 31, 2005.

         (c)  FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 1 report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CPC OF AMERICA, INC.

Date:  May 3, 2006                      By: /s/ Rod A. Shipman
                                            -----------------------------------
                                            Rod A. Shipman, President and Chief
                                            Executive Officer