Form 10-Q
period 2006-03-31
CPC OF AMERICA INC
filed 2006-05-10
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

         Check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

         Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]  No [X]

         As of May 8, 2006, the registrant had 7,874,561 shares of its $.0005 par value common stock issued and outstanding.

                                      CPC OF AMERICA, INC.
                                 QUARTERLY REPORT ON FORM 10-Q
                              FOR THE PERIOD ENDED MARCH 31, 2006


PART 1 - FINANCIAL INFORMATION
                                                                                       PAGE NO.
ITEM I . FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
  December 31, 2005 and March 31, 2006.....................................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods ended March 31, 2006 and 2005 and for the period from inception (April 11, 1996) to March 31, 2006........................................F-2
Unaudited Condensed Consolidated Statements of Shareholders' Equity
  (Deficit) from inception (April 11, 1996) to March 31, 2006..............................F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 2006 and 2005 and for the period from inception (April 11, 1996) to March 31, 2006........................................F-6
Notes to Unaudited Condensed Consolidated Financial Statements.............................F-8


                                         CPC OF AMERICA, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)


                                                                                         MARCH 31,        DECEMBER 31,
                                                                                            2006              2005
                                                                                        ------------      ------------
                                   ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                  $  1,574,746      $  1,940,660
  Prepaid and other                                                                           12,160            22,714
                                                                                        ------------      ------------

TOTAL CURRENT ASSETS                                                                       1,586,906         1,963,374

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                                        --               535
PATENTS, NET OF ACCUMULATED AMORTIZATION                                                     401,347           412,727
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                                    2,248             2,352
CASH SURRENDER VALUE OF LIFE INSURANCE                                                       580,527           463,782
                                                                                        ------------      ------------

TOTAL ASSETS                                                                            $  2,571,028      $  2,842,770
                                                                                        ============      ============

                     LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                      $     58,012      $     40,580
  Accrued payroll taxes                                                                       66,122            45,748
  Accrued dividends payable                                                                1,420,641         1,335,361
                                                                                        ------------      ------------

TOTAL CURRENT LIABILITIES                                                                  1,544,775         1,421,689
                                                                                        ------------      ------------

SHAREHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, $.001 par value, Series C -
     291,384 and 297,002 shares issued and outstanding at March 31, 2006
       and December 31, 2005, respectively                                                       291               297
     Series D - 672,517 and 684,541 shares issued and outstanding at March 31, 2006
       and December 31, 2005, respectively                                                       673               685
  Common stock, 20,000,000 shares authorized, $.0005 par value, 7,857,831 and
     7,657,066 shares issued and outstanding at March 31 2006 and December 31,
     2005, respectively                                                                        3,928             3,828
  Additional paid in capital - preferred                                                  11,183,924        11,454,915
  Additional paid in capital - common                                                     17,094,474        16,656,593
  Deficit accumulated during the development stage                                       (27,257,037)      (26,695,237)
                                                                                        ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                                                                 1,026,253         1,421,081
                                                                                        ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                $  2,571,028      $  2,842,770
                                                                                        ============      ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                   CPC OF AMERICA, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                                                                             CUMULATIVE
                                                           THREE MONTHS ENDED              FROM INCEPTION
                                                                MARCH 31,                 (APRIL 11, 1996)
                                                 ------------------------------------       TO MARCH 31,
                                                         2006                2005               2006
                                                 ---------------------------------------------------------

COSTS AND EXPENSES
Research and development - related party         $       125,443      $       141,488      $     8,347,696
Research and development - other                         224,459              197,589            8,412,429
                                                 ---------------------------------------------------------
                                                         349,902              339,077           16,760,125
                                                 ---------------------------------------------------------
General and administrative - related party                34,361               30,866            1,322,001
General and administrative - other                       192,247               72,559            5,110,357
                                                 ---------------------------------------------------------
                                                         226,608              103,425            6,432,358
                                                 ---------------------------------------------------------

OPERATING LOSS                                          (576,510)            (442,502)         (23,192,483)
                                                 ---------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense                                              --                   --               (8,954)
Interest income                                           14,710               12,119              273,975
                                                 ---------------------------------------------------------
                                                          14,710               12,119              265,021
                                                 ---------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                           (561,800)            (430,383)         (22,927,462)

MINORITY INTEREST                                             --                   --                1,120
                                                 ---------------------------------------------------------

NET LOSS                                         $      (561,800)     $      (430,383)     $   (22,926,342)
                                                 =========================================================

LOSS PER SHARE CALCULATION:
Net Loss                                         $      (561,800)     $      (430,383)
Preferred dividend                                      (111,009)            (152,024)
                                                 ------------------------------------
  Numerator                                      $      (672,809)     $      (582,407)
                                                 ====================================

BASIC AND DILUTED NET LOSS PER SHARE             $         (0.09)     $         (0.08)
                                                 ====================================

Basic and diluted weighted average number
  of common shares outstanding - denominator           7,667,097            7,121,204
                                                 ====================================

Incremental common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
  Outstanding options                                  3,595,215            3,633,497
  Preferred stock                                      1,623,436            1,788,518


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to March 31, 2006
                                                            (UNAUDITED)


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


                      The accompanying notes are an integral part of these condensed financial statements.

                                                               F-3a
continued on next page


continued from above

                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                   Consolidated Statements of Shareholders' Equity (Deficit)
                       From inception (April 11, 1996) to March 31, 2006
                                          (UNAUDITED)
(continued)

                                                                        DEFICIT
                                           ADDITIONAL    ADDITIONAL   ACCUMULATED         TOTAL
                                              PAID-IN       PAID-IN    DURING THE SHAREHOLDERS'
                                             CAPITAL-      CAPITAL-   DEVELOPMENT        EQUITY
                                               COMMON     PREFERRED         STAGE     (DEFICIT)
                                           ----------   -----------   -----------   -----------

Initial capitalization                     $       --   $        --   $        --   $    1,200
Issuance of common stock for a note                --            --            --          150
Issuance of common stock for cash               4,950            --            --        5,000
Issuance of common stock for services          37,818            --            --       38,200
Net loss for 1996                                  --            --       (59,079)     (59,079)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1996                    42,768            --       (59,079)     (14,529)
Exercise of options                            29,987            --            --       30,000
Issuance of common stock for cash and
  conversion of note payable ($77,000)        927,680            --            --      928,000
Net loss for 1997                                  --            --      (457,829)    (457,829)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1997                 1,000,435            --      (516,908)     485,642
Exercise of options                           114,971            --            --      115,000
Issuance of common stock for cash              57,980            --            --       58,000
Issuance of preferred stock for cash               --        74,991            --       75,000
Valuation of beneficial conversion
  feature on Series A Preferred                    --        25,000       (25,000)          --
Contribution of officer's salary               80,000            --            --       80,000
Net loss for 1998                                  --            --      (640,580)    (640,580)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1998                 1,253,386        99,991    (1,182,488)     173,062
Exercise of warrants                          366,503            --            --      366,608
Exercise of options                           177,289            --            --      177,362
Issuance of preferred stock for cash               --       598,930            --      599,000
Preferred stock dividend                           --       (25,725)           --      (25,725)
Valuation of beneficial conversion
  feature on Series A Preferred                    --       199,486      (199,486)          --
Repurchase of common shares                        --            --            --         (280)
Net loss for 1999                                  --            --    (1,329,328)  (1,329,328)
                                           ----------   -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1999               $ 1,797,178   $   872,682   $(2,711,302)  $  (39,301)


      The accompanying notes are an integral part of these condensed financial statements.

                                              F-3b


                                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to March 31, 2006
                                                            (UNAUDITED)

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

                      The accompanying notes are an integral part of these condensed financial statements.

                                                                 F-4a
continued on next page

continued from above

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to March 31, 2006
                                                             (UNAUDITED)
(continued)


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

                      The accompanying notes are an integral part of these condensed financial statements.

                                                                F-4b


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to March 31, 2006
                                                             (UNAUDITED)

                                                                                PREFERRED STOCK
                                            ---------------------------------------------------------------------------------------
                                                  SERIES A               SERIES B               SERIES C              SERIES D
                                            --------------------  --------------------  -------------------- ---------------------
                                            NUMBER                   NUMBER                NUMBER                NUMBER
                                            OF SHARES      TOTAL  OF SHARES      TOTAL  OF SHARES      TOTAL  OF SHARES      TOTAL
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

 BALANCE, DECEMBER 31, 2002                        --  $      --         --  $      --    341,204  $     341    110,627  $     111
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --    (26,786)       (27)        --         --
    Valuation of beneficial conversion
        feature on Series D Preferred              --         --         --         --         --         --         --         --
    Issuance of preferred stock for cash           --         --         --         --         --         --    708,709        709
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Net loss for 2003                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 BALANCE, DECEMBER 31, 2003                        --         --         --         --    314,418        314    819,336        820
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --    (11,236)       (11)   (27,873)       (28)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Stock option costs                             --         --         --         --         --         --         --         --
    Net loss for 2004                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 BALANCE, DECEMBER 31, 2004                        --         --         --         --    303,182        303    791,463        792
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and             --
      accrued dividends into common shares         --         --         --         --     (6,180)        (6)  (106,922)      (107)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Issuance of common stock for patent            --         --         --         --         --         --         --         --
    Net loss for 2005                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 2005                         --         --         --         --    297,002        297    684,541        685
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --     (5,618)        (6)   (12,024)       (12)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Stock option costs                             --         --         --         --         --         --         --         --
    Net loss for Q1 2006                           --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCE, MARCH 31, 2006                            --         --         --         --    291,384  $     291    672,517  $     673
                                            =========  =========  =========  =========  =========  =========  =========  =========

                      The accompanying notes are an integral part of these condensed financial statements.

                                                                F-5a
continued on next page

continued from above

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to March 31, 2006
                                                             (UNAUDITED)
(continued)
                                                                                                           DEFICIT
                                                 COMMON STOCK                 ADDITIONAL   ADDITIONAL   ACCUMULATED           TOTAL
                                            ----------------------   STOCK       PAID-IN      PAID-IN    DURING THE   STOCKHOLDERS'
                                                 NUMBER             OPTION      CAPITAL-     CAPITAL-   DEVELOPMENT          EQUITY
                                              OF SHARES     TOTAL    COSTS        COMMON     PREFERRED        STAGE       (DEFICIT)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------


 BALANCE, DECEMBER 31, 2002                   5,625,658  $   2,812  $   --  $  6,966,327  $  5,812,695  $(11,834,306)  $    947,980
    Exercise of options                         775,117        388      --     1,351,807            --            --      1,352,195
    Conversion of  preferred stock and
      accrued dividends into common shares       73,800         37      --       263,034      (244,973)           --         18,071
    Valuation of beneficial conversion
        feature on Series D Preferred                --         --      --            --     2,161,694    (2,161,694)            --
    Issuance of preferred stock for cash             --         --      --            --     6,484,373            --      6,485,082
    Preferred stock dividend                         --         --      --            --      (390,289)           --       (390,289)
    Net loss for 2003                                --         --      --            --            --    (2,759,466)    (2,759,466)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
 BALANCE, DECEMBER 31, 2003                   6,474,575      3,237      --     8,581,168    13,823,500   (16,755,466)     5,653,573
    Exercise of options                         460,775        230      --     1,082,034            --            --      1,082,264
    Conversion of  preferred stock and
      accrued dividends into common shares       70,918         36      --       383,428      (354,961)           --         28,464
    Preferred stock dividend                         --         --      --            --      (478,594)           --       (478,594)
    Stock option costs                               --         --      --     4,527,784            --            --      4,527,784
    Net loss for 2004                                --         --      --            --            --    (8,314,255)    (8,314,255)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
 BALANCE, DECEMBER 31, 2004                   7,006,268      3,503      --    14,574,414    12,989,945   (25,069,721)     2,499,236
    Exercise of options                         470,393        235      --       777,724            --            --        777,959
    Conversion of  preferred stock and
      accrued dividends into common shares      176,405         88      --     1,150,457    (1,033,109)           --        117,323
    Preferred stock dividend                         --         --      --            --      (501,921)           --       (501,921)
    Issuance of common stock for patent           4,000          2      --       153,998            --            --        154,000
    Net loss for 2005                                --         --      --            --            --    (1,625,516)    (1,625,516)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
BALANCE, DECEMBER 31, 2005                    7,657,066      3,828      --    16,656,593    11,454,915   (26,695,237)     1,421,081
    Exercise of options                         165,690         83      --       237,156            --            --        237,239
    Conversion of  preferred stock and
      accrued dividends into common shares       35,075         17      --       185,710      (159,982)           --         25,727
    Preferred stock dividend                         --         --      --            --      (111,009)           --       (111,009)
    Issuance of common stock for patent              --         --      --        15,015            --            --         15,015
    Net loss for 2005                                --         --      --            --            --      (561,800)      (561,800)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
BALANCE, MARCH 31, 2006                       7,857,831  $   3,928  $   --  $ 17,094,474  $ 11,183,924  $(27,257,037)  $  1,026,253
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

                                                               F-5b



                                   CPC OF AMERICA, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                                              CUMULATIVE
                                                               THREE MONTHS ENDING          FROM INCEPTION
                                                                     MARCH 31,             (APRIL 11, 1996)
                                                          -------------------------------      MARCH 31,
                                                               2006             2005             2006
                                                          ------------------------------------------------
Cash flows from Operating activities
  Net loss                                                $   (561,800)     $   (430,383)     $(22,926,342)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation and amortization                               12,019            10,150           192,789
    Contribution of officer's salary                                --                --            80,000
    Issuance of common stock and options for services          226,254           101,050         6,442,801
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                         10,554           (98,874)           41,613
    Increase (decrease) in accounts and other payable           17,430             1,890            59,187
    Increase (decrease) in accrued expenses                     20,374            14,883           253,849
                                                          ------------------------------------------------
Net cash from operating activities                            (275,169)         (401,284)      (15,856,103)
                                                          ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase) redemption of short-term investments                   --         1,896,390                --
  Purchase of patent                                                --                --          (114,795)
  Capital expenditures                                              --                --          (148,016)
  Increase in cash surrender value of life insurance          (116,745)         (210,320)         (580,527)
                                                          ------------------------------------------------
Net cash from investing activities                            (116,745)        1,686,070          (843,338)
                                                          ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                   --                --            73,150
  Payments on note payable to shareholder                           --                --            (3,000)
  Exercise of options and warrants                              26,000           165,625         4,500,921
  Issuance of preferred stock                                       --                --        12,993,292
  Issuance of common stock                                          --                --           915,200
  Dividends                                                         --                --            (5,051)
  Cancellation of common stock                                      --                --          (200,325)
                                                          ------------------------------------------------
Net cash from financing activities                              26,000           165,625        18,274,187
                                                          ------------------------------------------------

Net (decrease) increase in cash                               (365,914)        1,450,411         1,574,746

CASH, BEGINNING OF PERIOD                                    1,940,660         1,279,628                --

                                                          ------------------------------------------------
CASH, END OF PERIOD                                       $  1,574,746      $  2,730,039      $  1,574,746
                                                          ================================================


                                                                                               (CONTINUED)

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                 CPC OF AMERICA, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (UNAUDITED)


                                                                                         CUMULATIVE
                                                                THREE MONTHS ENDING    FROM INCEPTION
                                                                      MARCH 31,        (APRIL 11, 1996)
                                                              ------------------------    MARCH 31,
                                                                 2006           2005         2006
                                                              ---------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                       --             --            150
  Debt to equity conversion                                          --             --         77,000
  Acquisition of minority interest                                   --             --         33,250
  Sale of Tercero - elimination of goodwill                          --             --        (40,000)
  Preferred dividends accrued                                   111,009        152,024      1,090,251
  Preferred dividends paid through common stock issuance         25,727         14,282        116,083
  Acquisition of Med Enclosures for note payable                     --             --        250,000
  Acquisition of patent through issuance of common stock             --        154,000        288,708
  Settlement of lawsuit through common stock issuance                --             --        200,000
  Valuation of beneficial conversion features                        --             --      4,330,695


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                  F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

2.    SHARE-BASED PAYMENTS
--------------------------

      The Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENTS, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to additional paid-in-capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


2.    SHARE-BASED PAYMENTS (CONTINUED)
--------------------------------------

      The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the quarter ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

      Total estimated share-based compensation expense recognized under SFAS 123R for the quarter ended March 31, 2006 was $15,015 and is included in general and administrative expenses.

      A summary of option activity for the quarter ended March 31, 2006 is as follows:

                                                                               Exercise
                                                        Number of               Price
                                                         Options               Per Share            Expiration
                                                  --------------------   --------------------    ----------------

      Outstanding at December 31, 2005                      4,560,905       $1.125 - 29.12          2006-2009
      Granted                                                       -
      Exercised                                              (165,690)      $1.125 - 2.50           2006-2008
                                                  -------------------
      Outstanding at March 31, 2006                         4,395,215       $1.125 - 29.12          2006-2009
                                                  ===================

      Exercisable at March 31, 2006                         3,595,215
                                                  ===================

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


2.    SHARE-BASED PAYMENTS (CONTINUED)
--------------------------------------

      Of the $237,239 in options exercised during the three months ended March 31, 2006, the Company received $26,000 in cash and the other exercises were in exchange for compensation to the Company's only employee, and consulting services for the Company's primary consultant. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay, but to exercise options in the amounts of $92,436. Similarly, the consultant elected not to receive cash for $118,803 of services, but exercised options in that amount. The $211,239 of total non-cash exercises of option are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

      PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006. Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Pro forma adjustments to our consolidated net loss and loss per share for the three months ended March 31, 2005 are as follows:

                                                                 Quarter ended
                                                                 March 31, 2005
                                                               ----------------

      Net loss, as reported                                    $       (430,383)
      Additional costs for estimated fair value of options              (27,854)
                                                               ----------------

      Pro forma net loss                                       $       (458,237)
                                                               ================

      Net loss per share
        As reported                                            $          (0.08)
                                                               ================
        Pro forma                                              $          (0.09)
                                                               ================


3.    SHAREHOLDERS' EQUITY
--------------------------

      During the three months ended March 31, 2006, the Company issued 165,690 shares of common stock for $237,239 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. In addition, 5,618 Series C preferred shares and and 12,024 Series D preferred shares and related accrued dividends were converted to 35,075 shares of common stock during the three months ended March 31, 2006.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


4.    RELATED PARTY TRANSACTIONS
--------------------------------

      The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------       CUMULATIVE
                                                  2006               2005         FROM INCEPTION
                                            ----------------------------------------------------
      Research and development:
        Consulting                          $      125,443     $       85,600     $    4,655,764
        Expense reimbursements                          --              8,733            152,001
        Engineering development                         --             47,155          3,539,931
                                            ----------------------------------------------------
          Total R&D to related parties             125,443            141,488          8,347,696
                                            ----------------------------------------------------

      General and administrative:
        Consulting                                  31,361             21,400          1,150,441
        Rent                                         3,000              3,000             60,300
        Expense reimbursements                          --              6,466            111,260
                                            ----------------------------------------------------
                                                    34,361             30,866          1,322,001
                                            ----------------------------------------------------

      Total expenses to related parties     $      159,804     $      172,354     $    9,669,697
                                            ====================================================

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

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of March 31, 2006, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of about $2,000.

         The MedClose is a proprietary catheter based delivery system that uses an existing FDA licensed fibrin sealant to rapidly seal arterial puncture sites following angiography and angioplasty. This vascular closure system, known as MedClose-Arterial, is not presently available for human use. Extensive animal studies were successfully completed in 2002 through 2004 and provided to the FDA Center for Devices and Radiological Health ("CDRH"). We have also successfully manufactured 800 MedClose devices, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. In July 2005, after prior consultation with the primary CDRH reviewer, we submitted to the CDRH an investigative device exemption ("IDE") application to clinically investigate the MedClose device in the U.S. The FDA's IDE approval is required before we can proceed to the last phase of the FDA approval process, human testing of the MedClose device.

         In August 2005, the CDRH responded to our IDE application by identifying certain deficiencies and we responded to the CDRH in November of 2005. In November 2005, we were advised by the FDA's Office of Combination Products ("OCP") that the FDA's Center for Biologics Evaluation and Research ("CBER"), rather than the CDRH, would be the lead agency in evaluating the

MedClose IDE application. The CBER conveyed a conditional IDE approval in March 2006. We are appealing the OCP decision and seeking to have IDE responsibility transferred back to the CDRH with whom we have interacted since 2001. In the meantime, we are continuing to communicate and cooperate with the CBER concerning its conditional approval while we consider further appeals of the OCP decision.

         We are proceeding with our selection of, and implementation of procedures for, our proposed clinical sites in the U.S. and Canada, based on the requirements of both the CBER and CDRH. The clinical investigation of the MedClose device, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and is expected to take place at five U.S. and Canadian sites. The results of the clinical investigation will enable us obtain the CE Mark with the same study data derived from the clinical investigation. The F-A-S-T trial is expected to begin in the second quarter of 2006. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device projected to be within nine to 12 months after first clinical trial patient.

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

         We estimate that the costs of conducting clinical studies and obtaining FDA approval of the MedClose device to be between $1,219,413 and $1,737,251. We believe that we have sufficient working capital to on hand to complete clinical studies and obtain FDA approval. Upon FDA approval, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event, we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

         We expect to commence revenue producing operations subject to FDA approval of MedClose. We do not expect to purchase or sell significant plant or equipment during 2006, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

         During the three months ended March 31, 2006, we incurred $349,902 of research and development expenses compared to $339,077 during the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." We submitted our IDE application in July 2005. Subject to FDA approval of the IDE application, we expect to initiate human studies, at which time we expect research and development activity to increase. During the three months ended March 31, 2006, we incurred $226,608 of general and administrative expenses compared to $103,425 during the prior year period. The increase was due to increases in officer salary, fees paid to our key consultant and fees paid to our professional advisors.

FINANCIAL CONDITION

         As of March 31, 2006, we had working capital of $1,462,772, excluding $1,420,641 of accrued dividends payable on our outstanding preferred shares as of such date. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Assuming that the holders of our outstanding preferred shares elect to receive dividends payable in common shares rather than cash, we believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations over the next 12 months. However, we believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access to capital within the next 12 to 18 months. We will seek to obtain any required working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet financing arrangements.

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. These and other factors that may affect our results are discussed more fully in "Risk Factors" in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 4, 2006. Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-K/A, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required. However, in our annual report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the SEC on May 4, 2006, we disclosed that our management concluded that our internal control over financial reporting as of December 31, 2005 was not effective under the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, since not enough of the process was completed to determine otherwise.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM1A. RISK FACTORS.

         THE MARKET FOR OUR STOCK IS LIMITED AND MAY NOT PROVIDE INVESTORS WITH EITHER LIQUIDITY OR A MARKET BASED VALUATION OF OUR COMMON STOCK. Our common stock has historically been quoted on the OTC Bulletin Board. However, effective as of May 10, 2006, we were delisted from quotation on the OTC Bulletin Board due to our inability to complete management's evaluation of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. We are currently completing our management's evaluation of internal control over financial reporting and upon completing will file an amendment to our 2005 Annual Report on Form 10-K to provide such evaluation, at which time we expect to resume quotation on the OTC Bulletin Board. In the meantime, our common stock will be quoted on the electronic pink sheets. We consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

ITEM 6.  EXHIBITS.

Index to Exhibits
-----------------

         Exhibit 31.1      Section 302 Certification

         Exhibit 32.1       Section 906 Certification

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CPC OF AMERICA, INC.
                                        (REGISTRANT)


Dated:  May 9, 2006                     By:   /s/ Rod A. Shipman
                                            ------------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                                and Chief Financial Officer