Form 10-K/A
period 2005-12-31
CPC OF AMERICA INC
filed 2006-05-11
CIK 1042728

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                EXPLANATORY NOTE

         CPC of America, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2006 (the "Original Filing") and amended on May 4, 2006 ("Amendment No. 1"). This amendment is being filed to correct a typographical error in the report of Cacciamatta Accountancy Corp. located on page F-2.

         The remaining Items contained within this Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2005 consist of all other Items originally contained in the Amendment No. 1. This Form 10-K/A for the year ended December 31, 2005 does not reflect events occurring after the filing of the Amendment No. 1 or modify or update those disclosures in any way other than as described above.

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

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
May 1, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of CPC of America, Inc.

We were engaged to audit management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting , that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CPC of America's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

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

         (c)  FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 2 report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CPC OF AMERICA, INC.

Date:  May 9, 2006                      By: /s/ Rod A. Shipman
                                            -----------------------------------
                                            Rod A. Shipman, President and Chief
                                            Executive Officer