Form 10-K/A
period 2005-12-31
CPC OF AMERICA INC
filed 2006-06-07
CIK 1042728

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                EXPLANATORY NOTE

         CPC of America, Inc. (the "Company") is filing this Amendment No. 3 on Form 10-K/A to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2006 (the "Original Filing") and amended on May 4, 2006 ("Amendment No. 1") and further amended on May 11, 2006 ("Amendment No. 2"). This Amendment No. 3 is being filed to provide management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K. We have also revised certain other portions of the Amendment No.2. This Amendment No. 3 includes the following changes:

         o Item 9A, "Controls and Procedures" has been updated to provide management's annual report on internal control over financial reporting and to add the report on internal control over financial reporting from Cacciamatta Accountancy Corp., our independent registered public accounting firm, relating to the Company's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting; and

         o Item 8, "Financial Statements and Supplementary Data" has been updated to provide a revised audit report of Cacciamatta Accountancy Corp.

         The remaining Items contained within this Amendment No. 3 to Annual Report on Form 10-K/A for the year ended December 31, 2005 consist of all other Items originally contained in the Amendment No. 2. This Form 10-K/A for the year ended December 31, 2005 does not reflect events occurring after the filing of the Amendment No. 2 or modify or update those disclosures in any way other than as described above.

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


We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and in our report dated June 1, 2006, we disclaimed an opinion on management's assessment of the effectiveness of internal control over financial reporting and disclaimed an opinion on the effectiveness of internal control over financial reporting due to management's inability to complete its documentation, testing and remediation of a significant portion of its internal control processes on a timely basis and our inability to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting.


/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
June 1, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of CPC of America, Inc.

We were engaged to audit management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting , that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CPC of America's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

In March 2005, management consulted with securities counsel and concluded that the Company was not required to provide an assessment of the Company's internal controls over financial reporting for fiscal year 2005. Therefore, the auditors were not engaged to audit management's assessment of and the effectiveness of the Company's internal control over financial reporting. After the Company filed its 2005 annual report with the Securities Exchange Commission, it was notified by the NASD that the filing was deficient because it lacked appropriate wording in its 302 certifications and more importantly was missing management's assessment regarding the Company's internal control over financial reporting. Subsequently, the Company engaged a consultant to assist in completing the necessary documentation and testing as required under COSO. This timetable did not enable us to perform all the procedures necessary in order for us to form an opinion on management's assessment of internal control over financial reporting and an opinion on the effectiveness of internal control over financial reporting.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders equity (deficit), and cash flows of CPC of America, Inc. and our report dated June 1, 2006 expressed an unqualified opinion.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
June 1, 2006

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management, including our principal executive and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We were required to evaluate our internal control over financial reporting as of December 31, 2005; however, as described below, we did not commence our evaluation on a timely basis nor were we able to complete the required evaluation as of December 31, 2005.

         Our management, including our principal executive and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

         IMPLEMENTATION OF EVALUATION OF INTERNAL CONTROLS

         Under the supervision and with the participation of the our management, including our principal executive officer and principal financial officer, we commenced and partially completed the performance of an evaluation of our internal control over financial reporting as of December 31, 2005 based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. In December 2004, our management began the process of evaluating our internal control over financial reporting in place during 2004. During 2005, our management began the implementation of its evaluation of our internal control over financial reporting by selecting the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission, gathering information about the controls in place over the various "processes" identified by management, and determining which of these "processes" were significant and would require testing. In addition, our management made inquiries and performed certain tests to assure itself that controls were in place and were being followed.

         We did not complete our evaluation of internal control over financial reporting by the end of 2005; however we continued our documentation and testing and in May 2006 our management completed its documentation of our internal control processes and testing as contemplated by the INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management found no material weaknesses, and our management concluded that our internal control over financial reporting as of December 31, 2005 was effective under the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         In May 2006, we engaged our independent registered public accountants, Cacciamatta Accountancy Corp., to perform an audit of our assessment of internal control over financial reporting as of December 31, 2005. Cacciamatta Accountancy Corp. has disclaimed an opinion on management's assessment of internal control over financial reporting. Cacciamatta Accountancy Corp. has informed us that the disclaimer of an opinion resulted from our inability to complete our documentation of internal controls and testing procedures in sufficient time to enable Cacciamatta Accountancy Corp. to obtain sufficient contemporaneous evidence as of December 31, 2005 in order for Cacciamatta Accountancy Corp. to adequately evaluate management's assessment of the operating effectiveness of internal control over financial reporting. Cacciamatta Accountancy Corp. has informed us further that these circumstances represented a limitation on the scope of Cacciamatta Accountancy Corp.'s audit of management's assessment of internal control over financial reporting.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the year ended December 31, 2005, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         During 2005 and the first five months of 2006, our principal executive and financial officer commenced an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Our management concluded that our internal control over financial reporting as of December 31, 2005 was effective under the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

         (c)  FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 3 report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CPC OF AMERICA, INC.

Date: June 5, 2006                     By: /s/ Rod A. Shipman
                                            -----------------------------------
                                            Rod A. Shipman, President and Chief
                                            Executive Officer