Form 10-Q/A
period 2006-03-31
CPC OF AMERICA INC
filed 2006-06-07
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                                EXPLANATORY NOTE

CPC of America, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend our previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2006, as filed with the Securities and Exchange Commission (the "SEC") on May 10, 2006 (the "Original Filing"). This amendment is being filed to update Part I, Item 4, "Controls and Procedures" and Part II,
Item 1A., "Risk Factors" to give effect to management's completion of its annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q for the three months ended March 31, 2006 consist of all other items originally contained in the Original Filing. This Form 10-Q/A for the three months ended March 31, 2006 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures in any way other than as described above.

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


                                        CPC OF AMERICA, INC.
                                        (REGISTRANT)


Dated: June 5, 2006                     By: /s/ Rod A. Shipman
                                            ------------------------------------
                                            Rod A. Shipman,
                                            President, Chief Executive Officer
                                              and Chief Financial Officer