Form 10-Q
period 2006-06-30
CPC OF AMERICA INC
filed 2006-08-09
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                            Yes [ ]       No [X]

         As of August 8, 2006, the registrant had 8,295,096 shares of its $.0005 par value common stock issued and outstanding.

                              CPC OF AMERICA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2006


PART 1 - FINANCIAL INFORMATION
                                                                        PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
  December 31, 2005 and June 30, 2006......................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month and six month periods ended June 30, 2006 and 2005 and for the period from inception (April 11, 1996) to June 30, 2006..........F-2
Unaudited Condensed Consolidated Statements of Shareholders' Equity
  (Deficit) from inception (April 11, 1996) to June 30,
  2006.....................................................................F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 2006 and 2005 and for the period from inception (April 11, 1996) to June 30, 2006.........................F-6
Notes to Unaudited Condensed Consolidated Financial Statements.............F-8

                                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)


                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        2006              2005
                                                                                    ------------      ------------
                                                       ASSETS

CURRENT ASSETS
  Cash and equivalents                                                              $  1,053,984      $  1,940,660
  Prepaid and other                                                                      462,034            22,714
                                                                                    ------------      ------------

TOTAL CURRENT ASSETS                                                                   1,516,018         1,963,374
EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                                     -               535
PATENTS, NET OF ACCUMULATED AMORTIZATION                                                 389,967           412,727
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                                2,144             2,352
CASH SURRENDER VALUE OF LIFE INSURANCE                                                   580,527           463,782
                                                                                    ------------      ------------

TOTAL ASSETS                                                                        $  2,488,656      $  2,842,770
                                                                                    ============      ============

                                         LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $     32,511      $     40,580
  Accrued payroll taxes                                                                   54,231            45,748
  Accrued dividends payable                                                            1,509,220         1,335,361
                                                                                    ------------      ------------

TOTAL CURRENT LIABILITIES                                                              1,595,962         1,421,689
                                                                                    ------------      ------------

SHAREHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, $.001 par value, Series C -
     291,384 and 297,002 shares issued and outstanding
     at June 30, 2006 and December 31, 2005, respectively                                    291               297
     Series D - 661,588 and 684,541 shares issued and outstanding
     at June 30, 2006 and December 31, 2005, respectively                                    662               685
  Common stock, 20,000,000 shares authorized, $.0005 par value,
     8,274,189 and 7,657,066 shares issued and outstanding at June 30, 2006 and
     December 31, 2005, respectively                                                       4,137             3,828
  Additional paid in capital - preferred                                              10,980,589        11,454,915
  Additional paid in capital - common                                                 17,756,196        16,656,593
  Deficit accumulated during the development stage                                   (27,849,181)      (26,695,237)
                                                                                    ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                                                               892,694         1,421,081
                                                                                    ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                            $  2,488,656      $  2,842,770
                                                                                    ============      ============


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                               CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)



                                                                                                                      CUMULATIVE
                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED           FROM INCEPTION
                                                           JUNE 30,                          JUNE 30,             (APRIL 11, 1996)
                                                ------------------------------    -----------------------------      TO JUNE 30,
                                                    2006              2005             2006            2005              2006
                                                ------------      ------------    ------------     ------------     ------------

COSTS AND EXPENSES
Research and development - related party        $    125,442      $     69,400    $    250,885     $    210,888     $  8,473,138
Research and development - other                     187,924           215,695         412,383          413,284        8,600,353
                                                ------------      ------------    ------------     ------------     ------------

                                                     313,366           285,095         663,268          624,172       17,073,491
                                                ------------      ------------    ------------     ------------     ------------
General and administrative - related party            34,360            18,600          68,721           49,466        1,356,361
General and administrative - other                   259,989            87,158         452,236          159,717        5,370,346
                                                ------------      ------------    ------------     ------------     ------------
                                                     294,349           105,758         520,957          209,183        6,726,707
                                                ------------      ------------    ------------     ------------     ------------

OPERATING LOSS                                      (607,715)         (390,853)     (1,184,225)        (833,355)     (23,800,198)
                                                ------------      ------------    ------------     ------------     ------------

OTHER INCOME (EXPENSE)
Interest expense                                           -                 -               -                -           (8,954)
Interest income                                       15,571            16,243          30,281           28,362          289,546
                                                ------------      ------------    ------------     ------------     ------------
                                                      15,571            16,243          30,281           28,362          280,592
                                                ------------      ------------    ------------     ------------     ------------

LOSS BEFORE MINORITY INTEREST                       (592,144)         (374,610)     (1,153,944)        (804,993)     (23,519,606)

MINORITY INTEREST                                          -                 -               -                -            1,120
                                                ------------      ------------    ------------     ------------     ------------

NET LOSS                                        $   (592,144)     $   (374,610)   $ (1,153,944)    $   (804,993)    $(23,518,486)
                                                ============      ============    ============     ============     ============

LOSS PER SHARE CALCULATION:
Net Loss                                        $   (592,144)     $   (374,610)   $ (1,153,944)    $   (804,993)
Preferred dividend
                                                    (103,346)         (121,258)       (214,355)        (273,282)
                                                ------------      ------------    ------------     ------------
  Numerator                                     $   (695,490)     $   (495,868)   $ (1,368,299)    $ (1,078,275)
                                                ============      ============    ============     ============

BASIC AND DILUTED NET LOSS PER SHARE            $      (0.09)     $      (0.07)   $      (0.17)    $      (0.15)
                                                ============      ============    ============     ============

Basic and diluted weighted average number
  of common shares outstanding - denominator       8,118,100         7,224,153       7,909,084        7,172,963
                                                ============      ============    ============     ============

Incremental common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
  Outstanding options                              3,595,587         4,038,497       3,595,587        4,038,497
  Preferred stock                                  1,608,858         1,778,518       1,608,858        1,788,518


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.




                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                   Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to June 30, 2006
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

                                                               F-3a
continued on next page


continued from above

                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
             Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                       From inception (April 11, 1996) to June 30, 2006
                                          (UNAUDITED)
(continued)

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

                                              F-3b


                                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                               Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to June 30, 2006
                                                            (UNAUDITED)

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

                                                                 F-4a
continued on next page

continued from above

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to June 30, 2006
                                                             (UNAUDITED)
(continued)


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

                                                                F-4b


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                               Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to June 30, 2006
                                                             (UNAUDITED)

                                                                                PREFERRED STOCK
                                            ---------------------------------------------------------------------------------------
                                                  SERIES A               SERIES B               SERIES C              SERIES D
                                            --------------------  --------------------  -------------------- ---------------------
                                            NUMBER                   NUMBER                NUMBER                NUMBER
                                            OF SHARES      TOTAL  OF SHARES      TOTAL  OF SHARES      TOTAL  OF SHARES      TOTAL
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

 BALANCE, DECEMBER 31, 2002                        --  $      --         --  $      --    341,204  $     341    110,627  $     111
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --    (26,786)       (27)        --         --
    Valuation of beneficial conversion
        feature on Series D Preferred              --         --         --         --         --         --         --         --
    Issuance of preferred stock for cash           --         --         --         --         --         --    708,709        709
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Net loss for 2003                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 BALANCE, DECEMBER 31, 2003                        --         --         --         --    314,418        314    819,336        820
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --    (11,236)       (11)   (27,873)       (28)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Stock option costs                             --         --         --         --         --         --         --         --
    Net loss for 2004                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 BALANCE, DECEMBER 31, 2004                        --         --         --         --    303,182        303    791,463        792
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and             --
      accrued dividends into common shares         --         --         --         --     (6,180)        (6)  (106,922)      (107)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Issuance of common stock for patent            --         --         --         --         --         --         --         --
    Net loss for 2005                              --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 2005                         --         --         --         --    297,002        297    684,541        685
    Exercise of options                            --         --         --         --         --         --         --         --
    Conversion of  preferred stock and
      accrued dividends into common shares         --         --         --         --     (5,618)        (6)   (22,953)       (23)
    Preferred stock dividend                       --         --         --         --         --         --         --         --
    Stock option costs                             --         --         --         --         --         --         --         --
    Net loss for the six months
      ended June 30, 2006                          --         --         --         --         --         --         --         --
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
BALANCE, JUNE 30, 2006                             --         --         --         --    291,384  $     291    661,588  $     662
                                            =========  =========  =========  =========  =========  =========  =========  =========

                      The accompanying notes are an integral part of these condensed financial statements.

                                                                F-5a
continued on next page

continued from above

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                               Condensed Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to June 30, 2006
                                                             (UNAUDITED)
(continued)
                                                                                                           DEFICIT
                                                 COMMON STOCK                 ADDITIONAL   ADDITIONAL   ACCUMULATED           TOTAL
                                            ----------------------   STOCK       PAID-IN      PAID-IN    DURING THE   STOCKHOLDERS'
                                                 NUMBER             OPTION      CAPITAL-     CAPITAL-   DEVELOPMENT          EQUITY
                                              OF SHARES     TOTAL    COSTS        COMMON     PREFERRED        STAGE       (DEFICIT)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------


 BALANCE, DECEMBER 31, 2002                   5,625,658  $   2,812  $   --  $  6,966,327  $  5,812,695  $(11,834,306)  $    947,980
    Exercise of options                         775,117        388      --     1,351,807            --            --      1,352,195
    Conversion of  preferred stock and
      accrued dividends into common shares       73,800         37      --       263,034      (244,973)           --         18,071
    Valuation of beneficial conversion
        feature on Series D Preferred                --         --      --            --     2,161,694    (2,161,694)            --
    Issuance of preferred stock for cash             --         --      --            --     6,484,373            --      6,485,082
    Preferred stock dividend                         --         --      --            --      (390,289)           --       (390,289)
    Net loss for 2003                                --         --      --            --            --    (2,759,466)    (2,759,466)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
 BALANCE, DECEMBER 31, 2003                   6,474,575      3,237      --     8,581,168    13,823,500   (16,755,466)     5,653,573
    Exercise of options                         460,775        230      --     1,082,034            --            --      1,082,264
    Conversion of  preferred stock and
      accrued dividends into common shares       70,918         36      --       383,428      (354,961)           --         28,464
    Preferred stock dividend                         --         --      --            --      (478,594)           --       (478,594)
    Stock option costs                               --         --      --     4,527,784            --            --      4,527,784
    Net loss for 2004                                --         --      --            --            --    (8,314,255)    (8,314,255)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
 BALANCE, DECEMBER 31, 2004                   7,006,268      3,503      --    14,574,414    12,989,945   (25,069,721)     2,499,236
    Exercise of options                         470,393        235      --       777,724            --            --        777,959
    Conversion of  preferred stock and
      accrued dividends into common shares      176,405         88      --     1,150,457    (1,033,109)           --        117,323
    Preferred stock dividend                         --         --      --            --      (501,921)           --       (501,921)
    Issuance of common stock for patent           4,000          2      --       153,998            --            --        154,000
    Net loss for 2005                                --         --      --            --            --    (1,625,516)    (1,625,516)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
BALANCE, DECEMBER 31, 2005                    7,657,066      3,828      --    16,656,593    11,454,915   (26,695,237)     1,421,081
    Exercise of options                         565,318        283      --       769,104            --            --        769,387
    Conversion of  preferred stock and
      accrued dividends into common shares       51,805         26      --       300,469      (259,971)           --         40,495
    Preferred stock dividend                         --         --      --            --      (214,355)           --       (214,355)
    Issuance of common stock for patent              --         --      --        30,030            --            --         30,030
    Net loss for the six months ended
      June 30, 2006                                  --         --      --            --            --    (1,153,944)    (1,153,944)
                                            -----------  ---------  ------  ------------  ------------  ------------   ------------
BALANCE, JUNE 30, 2006                        8,274,189  $   4,137  $   --  $ 17,756,196  $ 10,980,589  $(27,849,181)  $    892,694
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

                                                               F-5b


                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                               CUMULATIVE
                                                                SIX MONTHS ENDED             FROM INCEPTION
                                                                     JUNE 30,               (APRIL 11, 1996)
                                                          ------------------------------       TO JUNE 30,
                                                              2006              2005              2006
                                                          ------------      ------------      ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (1,153,944)     $   (804,993)     $(23,518,486)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation and amortization                               23,503            20,301           204,273
    Contribution of officer's salary                                 -                 -            80,000
    Issuance of common stock and options for services          495,917           101,050         6,712,464
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                       (439,320)         (172,048)         (408,261)
    Increase (decrease) in accounts and other payable           (8,070)           (5,224)           33,687
    Increase (decrease) in accrued expenses                      8,483            36,722           241,958
                                                          ------------      ------------      ------------
Net cash from operating activities                          (1,073,431)         (824,192)      (16,654,365)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase) redemption of short-term investments                    -         1,896,390                 -
  Purchase of patent                                                 -                 -          (114,795)
  Capital expenditures                                               -                 -          (148,016)
  Increase in cash surrender value of life insurance          (116,745)         (210,320)         (580,527)
                                                          ------------      ------------      ------------
Net cash from investing activities                            (116,745)        1,686,070          (843,338)
                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                    -                 -            73,150
  Payments on note payable to shareholder                            -                 -            (3,000)
  Exercise of options and warrants                             303,500           190,625         4,778,421
  Issuance of preferred stock                                        -                 -        12,993,292
  Issuance of common stock                                           -                 -           915,200
  Dividends                                                          -                 -            (5,051)
  Cancellation of common stock                                       -                 -          (200,325)
                                                          ------------      ------------      ------------
Net cash from financing activities                             303,500           190,625        18,551,687
                                                          ------------      ------------      ------------

Net (decrease) increase in cash                               (886,676)        1,052,503         1,053,984

CASH, BEGINNING OF PERIOD                                    1,940,660         1,279,628                 -

                                                          ------------      ------------      ------------
CASH, END OF PERIOD                                       $  1,053,984      $  2,332,131      $  1,053,984
                                                          ============      ============      ============

                                                                                               (CONTINUED)


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                               CUMULATIVE
                                                                SIX MONTHS ENDED             FROM INCEPTION
                                                                     JUNE 30,               (APRIL 11, 1996)
                                                          ------------------------------       TO JUNE 30,
                                                              2006              2005              2006
                                                          ------------      ------------      ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable
                                                                     -                 -               150
  Debt to equity conversion
                                                                     -                 -            77,000
  Acquisition of minority interest
                                                                     -                 -            33,250
  Sale of Tercero - elimination of goodwill
                                                                     -                 -          (40,000)
  Preferred dividends accrued
                                                               214,355           273,283         1,193,597
  Preferred dividends paid through common stock issuance
                                                                40,495            14,282           130,851
  Acquisition of Med Enclosures for note payable
                                                                     -                 -           250,000
  Acquisition of patent through issuance of common stock
                                                                     -           154,000           288,708
  Settlement of lawsuit through common stock issuance
                                                                     -                 -           200,000
  Valuation of beneficial conversion features
                                                                     -                 -         4,330,695



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                    F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


2.    SHARE-BASED PAYMENTS (CONTINUED)
--------------------------------------

      The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

      Total estimated share-based compensation expenses recognized under SFAS 123R for the three and six months ended June 30, 2006 were $15,015 and $30,030, respectively, and are included in general and administrative expenses.

      A summary of option activity for the six months ended June 30, 2006 is as follows:

                                                        Exercise
                                         Number of        Price
                                          Options       Per Share     Expiration
                                        ----------   --------------   ----------

      Outstanding at December 31, 2005   4,560,905   $1.125 - 29.12   2006-2009
      Granted
                                                 -
      Exercised                           (565,318)  $1.125 - 2.50    2006-2008
                                        ----------
      Outstanding at June 30, 2006       3,995,587   $2.50 - 29.12    2006-2009
                                        ==========

      Exercisable at June 30, 2006       3,595,587
                                        ==========

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


2.    SHARE-BASED PAYMENTS (CONTINUED)
--------------------------------------

      Of the $769,387 in options exercised during the six months ended June 30, 2006, the Company received $303,500 in cash and the other exercises were in exchange for compensation to the Company's only employee, and consulting services for the Company's primary consultant. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay, but to exercise options in the amounts of $197,280. Similarly, the consultant elected not to receive cash for $268,607 of services, but exercised options in that amount. The $465,887 of total non-cash exercises of option are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

      PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006. Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Pro forma adjustments to our consolidated net loss and loss per share for the three and six months ended June 30, 2005 are as follows:

                                                               Three Months Ended     Six Months Ended
                                                                  June 30, 2005        June 30, 2005
                                                               -----------------      -----------------
      Net loss, as reported                                    $        (374,610)     $        (804,993)
      Additional costs for estimated fair value of options
                                                                         (27,854)               (55,708)
                                                               -----------------      -----------------

      Pro forma net loss                                       $        (402,464)     $        (860,701)
                                                               =================      =================

      Net loss per share
        As reported                                            $           (0.07)     $           (0.15)
                                                               =================      =================
        Pro forma                                              $           (0.07)     $           (0.16)
                                                               =================      =================

3.    SHAREHOLDERS' EQUITY
--------------------------

      During the six months ended June 30, 2006, the Company issued 565,318 shares of common stock for $769,387 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. In addition, 5,618 Series C preferred shares and and 22,953 Series D preferred shares and related accrued dividends were converted to 51,805 shares of common stock during the six months ended June 30, 2006.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


4.    RELATED PARTY TRANSACTIONS
--------------------------------

      The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,     CUMULATIVE
                                      ---------------------------     -------------------------        FROM
                                         2006              2005          2006           2005        INCEPTION
                                      ----------       ----------     ----------     ----------     ----------
Research and development:
  Consulting                          $  125,442       $   69,400     $  250,885     $  155,000     $4,781,206
  Expense reimbursements                       -                -              -          8,733        152,002
  Engineering development                      -                -              -         47,155      3,539,930
                                      ----------       ----------     ----------     ----------     ----------
    Total R&D to related parties         125,442           69,400        250,885        210,888      8,473,138
                                      ----------       ----------     ----------     ----------     ----------

General and administrative:
  Consulting                              31,360           15,600         62,721         37,000      1,181,801
  Rent                                     3,000            3,000          6,000          6,000         63,300
  Expense reimbursements                       -                -              -          6,466        111,260
                                      ----------       ----------     ----------     ----------     ----------

                                          34,360           18,600         68,721         49,466      1,356,361
                                      ----------       ----------     ----------     ----------     ----------

Total expenses to related parties     $  159,802       $   88,000     $  319,606     $  260,354     $9,829,499
                                      ==========       ==========     ==========     ==========     ==========

                                                        F-11

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

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of June 30, 2006, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of about $2,000.

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

         We are proceeding with our selection of, and implementation of procedures for, our proposed clinical sites in the U.S. and Canada, based on the requirements of both the CBER and CDRH. The clinical investigation of the MedClose device, known as the F-A-S-T trial, will be a randomized study involving diagnostic and interventional patients versus manual compression, and is expected to take place at five U.S. and Canadian sites. The results of the clinical investigation will enable us to obtain the CE Mark with the same study data derived from the clinical investigation. The F-A-S-T trials are expected to begin in the third quarter of 2006 at our Canadian clinical trial site. Results obtained from the F-A-S-T trial will be used to support a premarket approval application for the MedClose device projected to be within nine to 12 months after first clinical trial patient.

         Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a turnkey contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through to FDA approval. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa, Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible for the development, testing and FDA approval of the MedClose product. We are obligated to pay Biomed based on agreed milestones relating to the development of the MedClose product and progress in the FDA approval process. During 2004 and 2005, we paid Biomed Research $615,165 and $295,765, respectively. Pursuant to our agreement with Biomed, we are obligated to pay up to an additional $989,565 over the remaining life of the agreement subject to the satisfaction of certain milestones.

         We estimate that the costs of conducting clinical studies and obtaining FDA approval of the MedClose device to be between $716,757 and $1,234,596, including payments of up to $989,565 to Biomed under our agreement with that company. We believe that we have sufficient working capital to on hand to complete clinical studies and obtain FDA approval. Upon FDA approval, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event, we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

         We expect to commence revenue producing operations subject to FDA approval of MedClose. We do not expect to purchase or sell significant plant or equipment during 2006, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

         REVENUE. We have incurred no revenue to date and do not expect to incur revenue until such time, if ever, as we have received FDA approval of our MedClose device.

         RESEARCH AND DEVELOPMENT. Our expenses related to research and development during the three and six month periods ended June 30, 2006 were relatively unchanged from the prior year periods. We incurred $313,366 of research and development expense during the three months ended June 30, 2006 compared to $285,095 for the prior year period. During the six months ended June 30, 2006, we incurred $663,268 of research and development expenses compared to $624,172 during the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." We expect to commence human studies during the third quarter of 2006, which are expected to result in an increase in our research and development activity.

         GENERAL AND ADMINISTRATIVE. During the three month and six month periods ended June 30, 2006, general and administrative expenses increased by 178% and 149%, respectively. General and administrative expenses during the three months ended June 30, 2006 were $294,349 compared to $105,758 for the prior year period, and $520,957 for the six months ended June 30, 2006 compared to $209,183 for the prior year period. The increase in general and administrative expenses during 2006 was due primarily to increased consulting, accounting and legal fees associated with our 404 compliance and an increase in legal fees in the area of FDA compliance.

         NET LOSS. Our net loss increased to $592,144 for the three months ended June 30, 2006 from $374,610 for the prior year period. Net loss for the six months ended June 30, 2006 was $1,153,944 compared to $804,993 for the prior year period. The increase in net loss was due to the increase in general and administrative expenses.

FINANCIAL CONDITION

         As of June 30, 2006, we had working capital of $1,429,276, excluding $1,509,220 of accrued dividends payable on our outstanding shares Series C preferred stock and Series D preferred stock as of such date. The Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

         Assuming that the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, we believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations for, at least, the remainder of the 2006 fiscal year. However, we believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access to capital within the next 9 to 15 months. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than nine months from the date of this report. We will seek to obtain any required working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet financing arrangements.

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. These and other factors that may affect our results are discussed more fully in "Risk Factors" in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 7, 2006. Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-K/A, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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


                                          CPC OF AMERICA, INC.
                                          (REGISTRANT)


Dated:  August 8, 2006                    By: /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer