Form 10-K/A
period 2005-12-31
CPC OF AMERICA INC
filed 2006-08-17
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 4


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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                EXPLANATORY NOTE


         CPC of America, Inc. is filing this Amendment No. 4 to Form 10-K/A ("Amendment No. 4") to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2006. This Amendment No. 4 is being filed in response to comments received from the staff of the SEC on our Amendment No. 3 to Annual Report on Form 10-K ("Amendment No. 3") for the year ended December 31, 2005, as filed with the SEC on June 7, 2006. This Amendment No. 4 includes the following changes:

         o Item 1B. "Unresolved Staff Comments" has been revised to disclose certain outstanding and unresolved comments issued by the staff of the SEC on our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

         o Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" has been revised to provide additional information concerning (i) our obligations to make payments to our product engineering and development consulting firm, (ii) the decrease in expenditures on research and development from fiscal 2004 to fiscal 2005 and (iii) our working capital on hand

         o Item 9A, "Controls and Procedures has been updated to provide additional disclosure concerning the effectiveness of our disclosure controls and procedures as of December 31, 2005.

         The remaining Items contained within this Amendment No. 4 to Annual Report on Form 10-K/A for the year ended December 31, 2005 consist of all other Items originally contained in the Amendment No. 3. This Form 10-K/A for the year ended December 31, 2005 does not reflect events occurring after the filing of the Amendment No. 3 or modify or update those disclosures in any way other than as described above.

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

AVAILABLE INFORMATION

         Our Internet address is http://www.cpca2000.com/. As of the date of this amended report, we do not make available through our Internet website our reports filed with the SEC. However, within three weeks following the date of this amended report we expect to commence providing free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In the meantime, we will make available free of charge copies of our periodic reports filed with the SEC upon request to our executive offices at 6336 17th Street Circle East, Sarasota, Florida 34243; telephone number (941) 727-4370.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         We have received written comments from the staff of the SEC in letters dated June 24, 2005 and December 21, 2005 concerning our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. We believe that we have resolved, by way of this amended report and previously filed amended reports, all comments of the SEC staff that are material to an understanding and evaluation of CPC of America, Inc. other than the staff's comments relating to payments to our product engineering and development consulting firm, the expensing of certain options granted by us during fiscal 2004 and our working capital on hand. We have responded to each of these comments by way of this amended report or supplemental communications to the SEC staff and will continue to work with the staff of the SEC in order to resolve all open comments.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive offices are located in Sarasota, Florida and consist of approximately 1,000 square feet. The lease had an initial term of one year, subject to two one-year renewal options, and has since converted to a month to month lease.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the company nor our property is subject to any pending legal proceedings, other than routine litigation incidental to our business.

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

         Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a turnkey contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through to FDA approval. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible for the development, testing and FDA approval of the MedClose product. We are obligated to pay Biomed based on agreed milestones relating to the development of the MedClose product and progress in the FDA approval process. During 2004 and 2005, we paid Biomed Research $615,165 and $295,765, respectively. Pursuant to our agreement with Biomed, as of December 31, 2005 we are obligated to pay up to an additional $1,391,751 over the remaining life of the agreement subject to the satisfaction of certain milestones.

         As of December 31, 2005, we estimate that the costs of conducting clinical studies and obtaining FDA approval of the MedClose device to be between $1,219,413 to $1,737,251, including payments of up to $1,391,751 to Biomed under our agreement with that company. We believe that we have sufficient working capital to on hand to complete clinical studies and obtain FDA approval. Upon FDA approval, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

         We expect to commence revenue producing operations subject to FDA approval of MedClose. We do not expect to purchase or sell significant plant or equipment during 2006, nor do we expect a significant change in the number of our employees during the year.


RESULTS OF OPERATIONS

         During the 2005 fiscal year, we incurred $1,266,093 of research and development expenses compared to $6,699,714 during fiscal 2004. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." Our costs for research and development during fiscal 2004 included approximately $3,395,900 of expenses recorded for options granted to our chief executive officer and contract consultant during 2004. In addition, during 2004 we incurred approximately $400,000 of unanticipated research and development expense in connection with the need to repeat certain procedures during our animal testing of the MedClose device. In addition to the foregoing, the amount of research and development declined during 2005 due to a decreased level of research and development activity pending FDA approval of our investigative device application. We submitted our IDE application in July 2005. Subject to FDA approval of the IDE application, we expect to initiate human studies, at which time we expect research and development activity to increase.

FINANCIAL CONDITION

         We have set forth below a tabular presentation of our obligations and commitments to make future payments under existing material contracts and agreements as of December 31, 2005. The tabular presentation reflects our obligations under our product development contract with Biomed Research, Inc. pursuant to which Biomed conducts the research, development and engineering of our MedClose product.


                                                            Payments due by period
Contractual Obligations            Total          Less than 1 year         1-3 years      3-5 years      More than 5 years
Product development            $1,391,751           $1,129,413             $262,338          -0-                -0-
Total                          $1,391,751           $1,129,413             $262,338          -0-                 -0-

         As of December 31, 2005, we had working capital of $1,877,046, excluding $1,335,361 of accrued dividends payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date. The Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

         Assuming that the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, we believe that our working capital on hand as of the date of this amended report will be sufficient in order to fund our plan of operations over the next 12 months. However, we believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital within the next nine to 15 months from the date of this amended report. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than nine months from the date of this amended report. We will seek to obtain any required working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Consequently, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the fiscal quarter ended December 31, 2005, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CONCLUSION REGARDING THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

         During 2005 and the first five months of 2006, our principal executive and financial officer commenced an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal control over financial reporting as of December 31, 2005 was effective under the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of our chief executive officer and chief financial officer, as required by the rules of the SEC. Our chief executive officer and chief financial officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures were not effective as of December 31, 2005 due to our failure to prepare and file on a timely basis our evaluation of internal control over financial reporting.


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

         (c)  FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 4 report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CPC OF AMERICA, INC.

Date: August 16, 2006                   By: /s/ Rod A. Shipman
                                            -----------------------------------
                                            Rod A. Shipman, President and Chief
                                            Executive Officer