Form 10-Q
period 2006-09-30
CPC OF AMERICA INC
filed 2006-11-03
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                             Yes  [ ]             No  [X]

         As of November 2, 2006, the registrant had 8,399,756 shares of its $.0005 par value common stock issued and outstanding.

                                         CPC OF AMERICA, INC.
                                     QUARTERLY REPORT ON FORM 10-Q
                                FOR THE PERIOD ENDED SEPTEMBER 30, 2006


PART I - FINANCIAL INFORMATION
                                                                                              PAGE NO.
                                                                                              --------
ITEM 1.           FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
  December 31, 2005 and September 30, 2006.......................................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month and nine month periods ended September 30, 2006 and 2005 and for the period from inception (April 11, 1996) to September 30, 2006...........................F-2
Unaudited Condensed Consolidated Statements of Shareholders' Equity
  (Deficit) from inception (April 11, 1996) to September 30, 2006................................F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 2006 and 2005 and for the period from inception (April 11, 1996) to September 30, 2006..........................................F-6
Notes to Unaudited Condensed Consolidated Financial Statements...................................F-8


                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)


                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2006            2005
                                                                    ------------    ------------
                            ASSETS

CURRENT ASSETS
  Cash and equivalents                                              $    457,767    $  1,940,660
  Prepaid and other                                                      674,302          22,714
                                                                    ------------    ------------

TOTAL CURRENT ASSETS                                                   1,132,069       1,963,374

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                    --             535
PATENTS, NET OF ACCUMULATED AMORTIZATION                                 378,587         412,727
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                2,040           2,352
CASH SURRENDER VALUE OF LIFE INSURANCE, NET OF LOAN                      580,527         463,782
                                                                    ------------    ------------

TOTAL ASSETS                                                        $  2,093,223    $  2,842,770
                                                                    ============    ============

               LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     13,539    $     40,580
  Accrued payroll taxes                                                   54,231          45,748
  Accrued dividends payable                                            1,617,311       1,335,361
                                                                    ------------    ------------

TOTAL CURRENT LIABILITIES                                              1,685,081       1,421,689
                                                                    ------------    ------------

SHAREHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C - 291,384 and 297,002 shares issued and outstanding
       at September 30, 2006 and December 31, 2005, respectively             291             297
     Series D - 661,588 and 684,541 shares issued and outstanding
       at September 30, 2006 and December 31, 2005, respectively             662             685
  Common stock, 20,000,000 shares authorized, $.0005 par value,
     8,378,849 and 7,657,066 shares issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively                4,189           3,828
  Additional paid in capital - preferred                              10,872,498      11,454,915
  Additional paid in capital - common                                 18,032,808      16,656,593
  Deficit accumulated during the development stage                   (28,502,306)    (26,695,237)
                                                                    ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                               408,142       1,421,081
                                                                    ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $  2,093,223    $  2,842,770
                                                                    ============    ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                                                                       CUMULATIVE
                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED          FROM INCEPTION
                                                       SEPTEMBER 30,                         SEPTEMBER 30,          (APRIL 11, 1996)
                                               ------------------------------      ------------------------------   TO SEPTEMBER 30,
                                                   2006              2005              2006              2005             2006
                                               ------------      ------------      ------------      ------------      ------------

COSTS AND EXPENSES
Research and development - related party       $    125,443      $    188,520      $    376,328      $    399,388      $  8,598,581
Research and development - other                    285,167           204,597           697,550           605,234         8,885,520
                                               ------------      ------------      ------------      ------------      ------------
                                                    410,610           393,117         1,073,878         1,004,622        17,484,101
                                               ------------      ------------      ------------      ------------      ------------
General and administrative - related party           34,361            50,130           103,082            99,596         1,390,722
General and administrative - other                  218,267            12,061           670,503           184,445         5,588,613
                                               ------------      ------------      ------------      ------------      ------------
                                                    252,628            62,191           773,585           284,041         6,979,335
                                               ------------      ------------      ------------      ------------      ------------

OPERATING LOSS                                     (663,238)         (455,308)       (1,847,463)       (1,288,663)      (24,463,436)
                                               ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Interest expense                                         --                --                --                --            (8,954)
Interest income                                      10,113            15,725            40,394            44,087           299,659
                                               ------------      ------------      ------------      ------------      ------------
                                                     10,113            15,725            40,394            44,087           290,705
                                               ------------      ------------      ------------      ------------      ------------

LOSS BEFORE MINORITY INTEREST                      (653,125)         (439,583)       (1,807,069)       (1,244,576)      (24,172,731)

MINORITY INTEREST                                        --                --                --                --             1,120
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                       $   (653,125)     $   (439,583)     $ (1,807,069)     $ (1,244,576)     $(24,171,611)
                                               ============      ============      ============      ============      ============

LOSS PER SHARE CALCULATION:
Net Loss                                       $   (653,125)     $   (439,583)     $ (1,807,069)     $ (1,244,576)
Preferred dividend                                 (108,091)         (116,893)         (322,446)         (390,175)
                                               ------------      ------------      ------------      ------------
  Numerator                                    $   (761,216)     $   (556,476)     $ (2,129,515)     $ (1,634,751)
                                               ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER SHARE           $      (0.09)     $      (0.08)     $      (0.26)     $      (0.23)
                                               ============      ============      ============      ============

Basic and diluted weighted average number
  of common shares outstanding - denominator      8,322,160         7,341,150         8,048,289         7,229,641
                                               ============      ============      ============      ============

Maximum number of common shares (not included in
  denominator of diluted loss per share
  calculation due to their anti-dilutive
  nature) attributable to exercise/
  conversion of:
      Outstanding options                         3,890,927         4,622,501         3,890,927         4,622,500
      Preferred stock                             1,608,858         1,685,269         1,608,858         1,685,269


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                                   FROM INCEPTION (APRIL 11, 1996) TO SEPTEMBER 30, 2006


                                                            PREFERRED STOCK                            COMMON STOCK
                                         -----------------------------------------------------   --------------------------
                                                 SERIES A                    SERIES B
                                         -------------------------   -------------------------
                                           NUMBER                      NUMBER                      NUMBER
                                          OF SHARES       TOTAL       OF SHARES       TOTAL       OF SHARES       TOTAL
                                         -----------   -----------   -----------   -----------   -----------    -----------

Initial capitalization                            --   $        --            --   $        --     2,400,000    $     1,200
Issuance of common stock for a note               --            --            --            --       300,000            150
Issuance of common stock for cash                 --            --            --            --       100,000             50
Issuance of common stock for services             --            --            --            --       764,000            382
Net loss for 1996                                 --            --            --            --            --             --
                                         -----------   -----------   -----------   -----------   -----------    -----------
 BALANCE, DECEMBER 31, 1996                       --            --            --            --     3,564,000          1,782
Exercise of options                               --            --            --            --        26,666             13
Issuance of common stock for cash and
  conversion of note payable ($77,000)            --            --            --            --       640,000            320
Net loss for 1997                                 --            --            --            --            --             --
                                         -----------   -----------   -----------   -----------   -----------    -----------
 BALANCE, DECEMBER 31, 1997                       --            --            --            --     4,230,666          2,115
Exercise of options                               --            --            --            --        57,000             29
Issuance of common stock for cash                 --            --            --            --        40,000             20
Issuance of preferred stock for cash           8,824             9            --            --            --             --
Valuation of beneficial conversion
  feature on Series A Preferred                   --            --            --            --            --             --
Contribution of officer's salary                  --            --            --            --            --             --
Net loss for 1998                                 --            --            --            --            --             --
                                         -----------   -----------   -----------   -----------   -----------    -----------
 BALANCE, DECEMBER 31, 1998                    8,824             9            --            --     4,327,666          2,164
Exercise of warrants                              --            --            --            --       209,490            105
Exercise of options                               --            --            --            --       146,904             73
Issuance of preferred stock for cash          70,469            70            --            --            --             --
Preferred stock dividend                          --            --            --            --            --             --
Valuation of beneficial conversion
  feature on Series A Preferred                   --            --            --            --            --             --
Repurchase of common shares                       --            --            --            --      (560,000)          (280)
Net loss for 1999                                 --            --            --            --            --             --
                                         -----------   -----------   -----------   -----------   -----------    -----------
 BALANCE, DECEMBER 31, 1999                   79,293   $        79            --   $        --     4,124,060    $     2,062
                                         ===========   ===========   ===========   ===========   ===========    ===========

                                                                                                                (CONTINUED)

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                            F-3a
(continued on next page)

                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED) (CONTINUED)
                              FROM INCEPTION (APRIL 11, 1996) TO SEPTEMBER 30, 2006


                                                                                     DEFICIT
                                                        ADDITIONAL   ADDITIONAL    ACCUMULATED        TOTAL
                                           STOCK         PAID-IN      PAID-IN       DURING THE    SHAREHOLDERS'
                                           OPTION        CAPITAL-     CAPITAL-      DEVELOPMENT      EQUITY
                                           COSTS         COMMON       PREFERRED       STAGE         (DEFICIT)
                                         -----------   -----------   -----------    -----------    -----------

Initial capitalization                   $        --   $        --   $        --    $        --    $     1,200
Issuance of common stock for a note               --            --            --             --            150
Issuance of common stock for cash                 --         4,950            --             --          5,000
Issuance of common stock for services             --        37,818            --             --         38,200
Net loss for 1996                                 --            --            --        (59,079)       (59,079)
                                         -----------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1996                       --        42,768            --        (59,079)       (14,529)
Exercise of options                               --        29,987            --             --         30,000
Issuance of common stock for cash and
  conversion of note payable ($77,000)            --       927,680            --             --        928,000
Net loss for 1997                                 --            --            --       (457,829)      (457,829)
                                         -----------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1997                       --     1,000,435            --       (516,908)       485,642
Exercise of options                               --       114,971            --             --        115,000
Issuance of common stock for cash                 --        57,980            --             --         58,000
Issuance of preferred stock for cash              --            --        74,991             --         75,000
Valuation of beneficial conversion
  feature on Series A Preferred                   --            --        25,000        (25,000)            --
Contribution of officer's salary                  --        80,000            --             --         80,000
Net loss for 1998                                 --            --            --       (640,580)      (640,580)
                                         -----------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1998                       --     1,253,386        99,991     (1,182,488)       173,062
Exercise of warrants                              --       366,503            --             --        366,608
Exercise of options                               --       177,289            --             --        177,362
Issuance of preferred stock for cash              --            --       598,930             --        599,000
Preferred stock dividend                          --            --       (25,725)            --        (25,725)
Valuation of beneficial conversion
  feature on Series A Preferred                   --            --       199,486       (199,486)            --
Repurchase of common shares                                     --            --             --           (280)
Net loss for 1999                                 --            --            --     (1,329,328)    (1,329,328)
                                         -----------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1999              $        --   $ 1,797,178   $   872,682    $(2,711,302)   $   (39,301)
                                         ===========   ===========   ===========    ===========    ===========


              The accompanying notes are an integral part of these condensed financial statements.



                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                           Condensed Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited)
                                        From inception (April 11, 1996) to September 30, 2006


                                                             PREFERRED STOCK                                     COMMON STOCK
                               --------------------------------------------------------------------------  -----------------------
                                   SERIES A           SERIES B               SERIES C       SERIES D
                               -----------------  ---------------- ------------------- ------------------
                                 NUMBER             NUMBER          NUMBER               NUMBER              NUMBER
                               OF SHARES   TOTAL  OF SHARES TOTAL  OF SHARES   TOTAL   OF SHARES  TOTAL     OF SHARES     TOTAL
                               ---------  ------  --------- ------ ---------  -------- --------- --------  ----------   ----------

Balance, December 31, 1999        79,293  $   79         -- $   --        --  $     --        -- $     --   4,124,060   $    2,062
 Exercise of warrants                 --      --         --     --        --        --        --       --     365,500          183
 Exercise of options                  --      --         --     --        --        --        --       --     222,832          113
 Issuance of preferred
   stock for cash                     --      --     71,429     71        --        --        --       --          --           --
 Valuation of beneficial
   conversion feature on
   Series B Preferred                 --      --         --     --        --        --        --       --          --           --
 Conversion of Series A
   Preferred into common
   shares                        (70,469)    (70)        --     --        --        --        --       --     131,996           66
 Beneficial conversion
   feature on Series A
   Preferred shares                   --      --         --     --        --        --        --       --          --           --
 Settlement of lawsuit                --      --         --     --        --        --        --       --      33.333           17
 Purchase of patent                   --      --         --     --        --        --        --       --      47,042           24
 Stock option costs                   --      --         --     --        --        --        --       --          --           --
 Amortization of stock
   option costs                       --      --         --     --        --        --        --       --          --           --
 Cancellation of common
   shares                             --      --         --     --        --        --        --       --     (89,000)         (45)
 Net loss for 2000                    --      --         --     --        --        --        --       --          --           --
                               ---------  ------  --------- ------ ---------  -------- --------- --------  ----------   ----------

BALANCE, DECEMBER 31, 2000         8,824       9     71,429     71        --        --        --       --   4,836,763        2,420
 Exercise of options                  --      --         --     --        --        --        --       --     360,394          180
 Issuance of common stock
   for services                       --      --         --     --        --        --        --       --     100,000           50
 Issuance of preferred
   stock for cash                     --      --    113,715    114    95,123        95        --       --          --           --
 Valuation of beneficial
   conversion feature on
   Series B Preferred                 --      --         --     --        --        --        --       --          --           --
 Valuation of beneficial
   conversion feature on
   Series C Preferred                 --      --         --     --        --        --        --       --          --           --
 Conversion of preferred
   stock and accrued
   dividends into common
   shares                         (8,824)     (9)  (113,715)  (114)       --        --        --       --     330,327          165
 Preferred stock dividend             --      --         --     --        --        --        --       --          --           --
 Issuance of common stock             --      --         --     --        --        --        --       --          --           --
   options for services               --      --         --     --        --        --        --       --          --           --
 Amortization of stock
   option costs                       --      --         --     --        --        --        --       --          --           --
 Net loss for 2001                    --      --         --     --        --        --        --       --          --           --
                               ---------  ------  --------- ------ ---------  -------- --------- --------  ----------   ----------

BALANCE, DECEMBER 31, 2001            --      --     71,429     71    95,123        95        --       --   5,627,484        2,815
 Exercise of options                  --      --         --     --        --        --        --       --     282,480          140
 Conversion of preferred
   stock and accrued dividends
   into common shares                 --      --    (71,429)    (71) (18,576)      (19)       --       --     241,627          120
 Valuation of beneficial
   conversion feature on
   Series C Preferred                 --      --         --     --        --        --        --       --          --           --
 Cancellations of shares              --      --         --     --        --        --        --       --    (535,933)        (268)
 Issuance of preferred
   stock for cash                     --      --         --     --   264,657       265   110,627      111          --           --
 Amortization of stock
   option costs                       --      --         --     --        --        --        --       --          --           --
 Preferred stock dividend             --      --         --     --        --        --        --       --          --           --
 Purchase of Med Enclosure
   Stock                              --      --         --     --        --        --        --       --      10,000            5
 Net loss for 2002                    --      --         --     --        --        --        --       --          --           --
                               ---------  ------  --------- ------ ---------  -------- --------- --------  ----------   ----------
BALANCE DECEMBER 31, 2002             --  $   --         -- $   --   341,204  $    341   110,627 $   111    5,625,658   $    2,812

                        The accompanying notes are an integral part of these condensed financial statements.

                                                                F-4a
(continued on next page)


                                            CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)
                        Condensed Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited)
                                     From inception (April 11, 1996) to September 30, 2006


                                                                                                    DEFICIT
                                                               ADDITIONAL       ADDITIONAL        ACCUMULATED
                                                 STOCK          PAID-IN           PAID-IN          DURING THE          TOTAL
                                                 OPTION         CAPITAL-          CAPITAL-        SHAREHOLDERS'        EQUITY
                                                  COSTS          COMMON           PREFERRED           STAGE          (DEFICIT)
                                               -----------    ------------      ------------      ------------      ------------
Balance, December 31, 1999                     $        --    $  1,797,178      $    872,682      $ (2,711,302)     $    (39,301)
   Exercise of warrants                                 --         639,442                --                --           639,625
   Exercise of options                                  --         258,528                --                --           258,641
   Issuance of preferred stock for cash                 --              --           624,929                --           625,000
   Valuation of beneficial conversion
       feature on Series B Preferred                    --              --           208,125          (208,125)               --
   Conversion of Series A Preferred                     --              --                --                --                --
       into common shares                               --         624,659          (598,930)               --            25,725
   Beneficial conversion feature on
       Series A Preferred shares                        --         199,486          (199,486)               --                --
   Settlement of lawsuit                                --         199,983                --                --           200,000
   Purchase of patent                                   --         235,184                --                --           235,208
   Stock option costs                             (280,000)        280,000                --                --                --
   Amortization of stock option costs              105,000              --                --                --           105,000
   Cancellation of common shares                        --              --                --                --               (45)
   Net loss for 2000                                    --              --                --        (1,749,444)       (1,749,444)
                                               -----------    ------------      ------------      ------------      ------------

BALANCE, DECEMBER 31, 2000                        (175,000)      4,234,460           907,320        (4,668,871)          300,409
   Exercise of options                                  --         413,483                --                --           413,663
   Issuance of common stock for services                --         255,450                --                --           255,500
   Issuance of preferred stock for cash                 --              --         1,841,392                --         1,841,601
   Valuation of beneficial conversion
       feature on Series B Preferred                    --              --           331,636          (331,636)               --
   Valuation of beneficial conversion
       feature on Series C Preferred                    --              --           282,233          (282,233)               --
   Conversion of  preferred stock and
       accrued dividends into common shares             --       1,081,316        (1,069,887)               --            11,471
   Preferred stock dividend                             --              --           (63,397)               --           (63,397)
   Issuance of common stock                             --              --                --                --                --
      options for services                              --          20,000                --                --            20,000
   Amortization of stock option costs              140,000              --                --                --           140,000
   Net loss for 2001                                    --              --                --        (1,968,471)       (1,968,471)
                                               -----------    ------------      ------------      ------------      ------------

BALANCE, DECEMBER 31, 2001                         (35,000)      6,004,709         2,229,297        (7,251,211)          950,776
   Exercise of options                                  --         317,650                --                --           317,790
   Conversion of  preferred stock and
     accrued dividends into common shares               --         790,205          (783,495)               --             6,740
   Valuation of beneficial conversion
       feature on Series C Preferred                    --              --         1,122,521        (1,122,521)               --
   Cancellations of shares                              --        (199,732)               --                --          (200,000)
   Issuance of preferred stock for cash                 --                         3,367,233                --         3,367,609
   Amortization of stock option costs               35,000              --                --                --            35,000
   Preferred stock dividend                             --              --          (122,861)               --          (122,861)
   Purchase of Med Enclosure Stock                      --          53,495                --                --            53,500
   Net loss for 2002                                    --              --                --        (3,460,574)       (3,460,574)
                                               -----------    ------------      ------------      ------------      ------------
BALANCE DECEMBER 31, 2002                      $        --    $  6,966,327      $  5,812,695      $(11,834,306)     $    947,980

                        The accompanying notes are an integral part of these condensed financial statements.

                                                                 F-4b


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                           Condensed Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited)
                                       From inception (April 11, 1996) to September 30, 2006


                                                                PREFERRED STOCK                          COMMON STOCK
                                   ----------------------------------------------------------------------------- -------------------
                                       SERIES A         SERIES B             SERIES C             SERIES D
                                   ---------------- ------------------  ------------------  -------------------- -------------------
                                     NUMBER           NUMBER              NUMBER             NUMBER               NUMBER
                                   OF SHARES TOTAL  OF SHARES   TOTAL   OF SHARES   TOTAL   OF SHARES    TOTAL   OF SHARES    TOTAL
                                   --------- ------ ---------  -------  ---------  -------  ---------  --------- ----------  -------

BALANCE, DECEMBER 31, 2002                -- $   --        --  $    --    341,204  $   341    110,627  $     111  5,625,658  $ 2,812
  Exercise of options                     --     --        --       --         --       --         --         --    775,117      388
  Conversion of  preferred
    stock and accrued dividends
    into common shares                    --     --        --       --    (26,786)     (27)        --         --     73,800       37
  Valuation of beneficial
    conversion feature on
    Series D Preferred                    --     --        --       --         --       --         --         --         --       --
  Issuance of preferred
    stock for cash                        --     --        --       --         --       --    708,709        709         --       --
    Preferred stock dividend              --     --        --       --         --       --         --         --         --       --
    Net loss for 2003                     --     --        --       --         --       --         --         --         --       --
                                   --------- ------ ---------  -------  ---------  -------  ---------  --------- ----------  -------
BALANCE DECEMBER 31, 2003                 --     --        --       --    314,418      314    819,336        820  6,474,575    3,237
  Exercise of options                     --     --        --       --         --       --         --         --    460,775      230
  Conversion of preferred
    stock and accrued dividends
    into common shares                    --     --        --       --    (11,236)     (11)   (27,873)       (28)    70,918       36
  Preferred stock dividend                --     --        --       --         --       --         --         --         --       --
  Stock option costs                      --     --        --       --         --       --         --         --         --       --
  Net loss for 2004                       --     --        --       --         --       --         --         --         --       --
                                   --------- ------ ---------  -------  ---------  -------  ---------  --------- ----------  -------
BALANCE DECEMBER 31, 2004                 --     --        --       --    303,182      303    791,463        792  7,006,268    3,503
  Exercise of options                     --     --        --       --         --       --         --         --    470,393      235
  Conversion of preferred
    stock and accrued dividends
    into common shares                    --     --        --       --     (6,180)      (6)  (106,922)      (107)   176,405       88
  Preferred stock dividend                --     --        --       --         --       --         --         --         --       --
  Issuance of common stock
    for patent                            --     --        --       --         --       --         --         --      4,000        2
  Net loss for 2005                       --     --        --       --         --       --         --         --         --       --
                                   --------- ------ ---------  -------  ---------  -------  ---------  --------- ----------  -------
BALANCE DECEMBER 31, 2005                 --     --        --       --    297,002      297    684,541        685  7,657,066    3,828
  Exercise of options                     --     --        --       --         --       --         --         --    669,978      335
  Conversion of preferred
    stock and accrued dividends
    into common shares                    --     --        --       --     (5,618)      (6)   (22,953)       (23)    51,805       26
  Preferred stock dividend                --     --        --       --         --       --         --         --         --       --
  Stock option costs                      --     --        --       --         --       --         --         --         --       --
  Net loss - nine months ended
    Sept. 30, 2006                        --     --        --       --         --       --         --         --         --       --
                                   --------- ------ ---------  -------  ---------  -------  ---------  --------- ----------  -------
BALANCE SEPTEMBER 30, 2006                -- $   --        --  $    --    291,384  $   291    661,588  $     662  8,378,849  $ 4,189
                                   ========= ====== =========  =======  =========  =======  =========  ========= ==========  =======

                        The accompanying notes are an integral part of these condensed financial statements.

                                                                F-5a
(continued on next page)

                                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)
                        Condensed Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited)
                                    From inception (April 11, 1996) to September 30, 2006


                                                                                                     DEFICIT
                                                                    ADDITIONAL       ADDITIONAL     ACCUMULATED         TOTAL
                                                      STOCK          PAID-IN          PAID-IN       DURING THE      SHAREHOLDERS'
                                                      OPTION         CAPITAL-         CAPITAL-      DEVELOPMENT        EQUITY
                                                       COSTS          COMMON         PREFERRED         STAGE          (DEFICIT)
                                                    ------------   ------------     ------------    ------------    ------------


 BALANCE, DECEMBER 31, 2002                         $         --   $  6,966,327     $  5,812,695    $(11,834,306)   $    947,980
    Exercise of options                                       --      1,351,807               --              --       1,352,195
    Conversion of preferred stock and
      accrued dividends into common shares                    --        263,034         (244,973)             --          18,071
    Valuation of beneficial conversion
      feature on Series D Preferred                           --             --        2,161,694      (2,161,694)             --
    Issuance of preferred stock for cash                      --             --        6,484,373              --       6,485,082
    Preferred stock dividend                                  --             --         (390,289)                       (390,289)
    Net loss for 2003                                         --             --               --      (2,759,466)     (2,759,466)
                                                    ------------   ------------     ------------    ------------    ------------
 BALANCE DECEMBER 31, 2003                                    --      8,581,168       13,823,500     (16,755,466)      5,653,573
    Exercise of options                                       --      1,082,034               --              --       1,082,264
    Conversion of preferred stock and
      accrued dividends into common shares                    --        383,428         (354,961)             --          28,464
    Preferred stock dividend                                  --             --         (478,594)                       (478,594)
    Stock option costs                                        --      4,527,784               --              --       4,527,784
    Net loss for 2004                                         --             --               --      (8,314,255)     (8,314,255)
                                                    ------------   ------------     ------------    ------------    ------------
 BALANCE DECEMBER 31, 2004                                    --     14,574,414       12,989,945     (25,069,721)      2,499,236
    Exercise of options                                       --        777,724               --              --         777,959
    Conversion of preferred stock and
      accrued dividends into common shares                    --      1,150,457       (1,033,109)             --         117,323
    Preferred stock dividend                                  --             --         (501,921)                       (501,921)
    Issuance of common stock for patent                       --        153,998               --              --         154,000
    Net loss for 2005                                         --             --               --      (1,625,516)     (1,625,516)
                                                    ------------   ------------     ------------    ------------    ------------
BALANCE DECEMBER 31, 2005                                     --     16,656,593       11,454,915     (26,695,237)      1,421,081
    Exercise of options                                       --      1,030,701               --              --       1,031,036
    Conversion of preferred stock and
      accrued dividends into common shares                    --        300,469         (259,971)             --          40,495
    Preferred stock dividend                                  --             --         (322,446)             --        (322,446)
    Stock option costs                                        --         45,045               --              --          45,045
    Net loss - nine months ended Sept. 30, 2006               --             --               --      (1,807,069)     (1,807,069)
                                                    ------------   ------------     ------------    ------------    ------------
BALANCE SEPTEMBER 30, 2006                          $         --   $ 18,032,808     $ 10,872,498    $(28,502,306)   $    408,142
                                                    ============   ============     ============    ============    ============

                        The accompanying notes are an integral part of these condensed financial statements.



                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                              CUMULATIVE
                                                                                             FROM INCEPTION
                                                               NINE MONTHS ENDED            (APRIL 11, 1996)
                                                                  SEPTEMBER 30,             TO SEPTEMBER 30,
                                                          ------------------------------    ----------------
                                                              2006              2005              2006
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (1,807,069)     $ (1,244,576)     $(24,171,611)
  Adjustments to reconcile net income to net
    cash used by operating activities:
    Depreciation and amortization                               34,987            30,452           215,757
    Contribution of officer's salary                                --                --            80,000
    Issuance of common stock and options                       772,581           460,456         6,989,128
for services
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                       (651,588)           (6,900)         (620,529)
    Increase (decrease) in accounts and other payable          (27,042)            2,716            14,715
    Increase (decrease) in accrued expenses                      8,483            35,015           241,958
                                                          ------------      ------------      ------------
Net cash used in operating activities                       (1,669,648)         (722,837)      (17,250,582)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Redemption of short-term investments                              --         1,896,390                --
  Purchase of patent                                                --                --          (114,795)
  Capital expenditures                                              --                --          (148,016)
  Increase in cash surrender value of life insurance          (116,745)         (463,782)         (580,527)
                                                          ------------      ------------      ------------
Net cash provided by (used in) investing activities           (116,745)        1,432,608          (843,338)
                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                   --                --            73,150
  Payments on note payable to shareholder                           --                --            (3,000)
  Exercise of options and warrants                             303,500           190,625         4,778,421
  Issuance of preferred stock                                       --                --        12,993,292
  Issuance of common stock                                          --                --           915,200
  Dividends                                                         --                --            (5,051)
  Cancellation of common stock                                      --                --          (200,325)
                                                          ------------      ------------      ------------
Net cash provided by financing activities                      303,500           190,625        18,551,687
                                                          ------------      ------------      ------------

Net (decrease) increase in cash                             (1,482,893)          900,396           457,767

CASH, BEGINNING OF PERIOD                                    1,940,660         1,279,628                --
                                                          ------------      ------------      ------------
CASH, END OF PERIOD                                       $    457,767      $  2,180,024      $    457,767
                                                          ============      ============      ============



                                                                                                 (CONTINUED)


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)


                                                                                                CUMULATIVE
                                                                   NINE MONTHS ENDED          FROM INCEPTION
                                                                     SEPTEMBER 30,           (APRIL 11, 1996)
                                                             -----------------------------     SEPTEMBER 30,
                                                                 2006             2005             2006
                                                             ------------     ------------     ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable               $         --     $         --     $        150
  Debt to equity conversion                                            --               --           77,000
  Acquisition of minority interest                                     --               --           33,250
  Sale of Tercero - elimination of goodwill                            --               --          (40,000)
  Preferred dividends accrued                                     322,446          390,175        1,301,688
  Preferred dividends paid through common stock issuance           40,495           97,571          130,851
  Acquisition of Med Enclosures for note payable                       --               --          250,000
  Acquisition of patent through issuance of common stock               --          154,000          288,708
  Settlement of lawsuit through common stock issuance                  --               --          200,000
  Valuation of beneficial conversion features                          --               --        4,330,695
  Loan on cash surrender value of life insurance                  161,899               --          161,899


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                     F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


2.    SHARE-BASED PAYMENTS (CONTINUED)
--------------------------------------

      The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS
      123. As share-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

      Total estimated share-based compensation expenses recognized under SFAS 123R for the three and nine months ended September 30, 2006 were $15,015 and $45,045, respectively, and are included in general and administrative expenses.

      A summary of option activity for the nine months ended September 30, 2006 is as follows:

                                                                         Exercise
                                                   Number of               Price
                                                    Options              Per Share          Expiration
                                                  ----------------    ---------------    ----------------

      Outstanding at December 31, 2005                  4,560,905      $1.125 - 29.12        2006-2009
      Granted                                                   -
      Exercised                                          (669,978)     $1.125 - 2.50         2006-2008
                                                  ----------------
      Outstanding at September 30, 2006                 3,890,927      $2.50 - 29.12         2008-2009
                                                  ================

      Exercisable at September 30, 2006                 3,490,927
                                                  ================

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


2.    SHARE-BASED PAYMENTS (CONTINUED)
--------------------------------------

      Of the $1,031,036 in options exercised during the nine months ended September 30, 2006, the Company received $303,500 in cash and the other exercises were in exchange for compensation to the Company's only employee, and consulting services for the Company's primary consultant. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay of $302,127, but to exercise total options of 120,853. Similarly, the consultant elected not to receive cash for $425,409 of services, but exercised total options of 279,351. The $727,536 of total non-cash exercises of option are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

      PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006. Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Pro forma adjustments to our consolidated net loss and loss per share for the three and nine months ended September 30, 2005 are as follows:

                                                              Three Months Ended   Nine Months Ended
                                                              September 30, 2005   September 30, 2005
                                                               ----------------     ----------------
      Net loss, as reported                                    $      (439,583)     $    (1,244,576)
      Additional costs for estimated fair value of options             (27,854)             (83,562)
                                                               ----------------     ----------------
      Pro forma net loss                                       $      (467,437)     $    (1,328,138)
                                                               ================     ================

      Net loss per share
        As reported                                            $         (0.08)     $         (0.23)
                                                               ================     ================
        Pro forma                                              $         (0.08)     $         (0.24)
                                                               ================     ================

3.    SHAREHOLDERS' EQUITY
--------------------------

      During the nine months ended September 30, 2006, the Company issued 669,978 shares of common stock for $1,031,036 of services and cash (at $1.125 to $2.50 per share) upon the exercise of options. In addition, 5,618 Series C preferred shares and and 22,953 Series D preferred shares and related accrued dividends were converted to 51,805 shares of common stock during the nine months ended September 30, 2006.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


4.    RELATED PARTY TRANSACTIONS
--------------------------------

      The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                             THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                            -------------------------------   -------------------------------     CUMULATIVE
                                                 2006             2005             2006             2005        FROM INCEPTION
                                            --------------   --------------   --------------   --------------   --------------
      Research and development:
        Consulting                          $      125,443   $      188,250   $      376,328   $      343,520   $    4,906,649
        Expense reimbursements                          --               --               --            8,713          152,002
        Engineering development                         --               --               --           47,155        3,539,930
                                            --------------   --------------   --------------   --------------   --------------
          Total R&D to related parties             125,443          188,250          376,328          399,388        8,598,581
                                            --------------   --------------   --------------   --------------   --------------

      General and administrative:
        Consulting                                  31,361           47,130           94,082           84,130        1,213,162
        Rent                                         3,000            3,000            9,000            9,000           66,300
        Expense reimbursements                          --               --               --            6,466          111,260
                                            --------------   --------------   --------------   --------------   --------------
                                                    34,361           50,130          103,082           99,596        1,390,722
                                            --------------   --------------   --------------   --------------   --------------

      Total expenses to related parties     $      159,804   $      238,380   $      479,410   $      498,984   $    9,989,303
                                            ==============   ==============   ==============   ==============   ==============

5.    SUBSEQUENT EVENT
----------------------

      Effective October 12, 2006, the Company granted options to purchase 50,000 shares of its common stock to each of its three directors and to its primary consultant for a total grant of 200,000 options. These options were granted under the Company's 1996 Stock Option Plan, are exercisable at $30.00 per share, vest immediately and expire three years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         To date, our activities have included the market analysis and development of our MedClose device and counterpulsation units and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000. In March 2003, we received FDA clearance from the Center of Device and Radiological Health ("CDRH") to market the CPCA 2000 counterpulsation unit as a Class III medical device. We are also engaged in the business of developing a proprietary catheter based delivery system that uses an existing FDA licensed fibrin sealant to rapidly seal arterial puncture sites following angiography and angioplasty known as MedClose(TM) VCS . We have not commenced revenue producing operations.

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

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of September 30, 2006, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of about $2,000.

         The MedClose(TM) VCS is a proprietary catheter based delivery system that uses an existing FDA licensed fibrin sealant to rapidly seal arterial puncture sites following angiography and angioplasty. This vascular closure system, known as MedClose(TM) VCS , is not presently available for human use. Extensive animal studies were successfully completed in 2002 through 2004 and provided to the FDA Center for Devices and Radiological Health ("CDRH"). We have also successfully manufactured 800 MedClose devices, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. In July 2005, after prior consultation with the primary CDRH reviewer, we submitted to the CDRH an investigative device exemption ("IDE") application to clinically investigate the MedClose device in the U.S. The FDA's IDE approval is required before we can proceed to the last phase of the FDA approval process, human testing of the MedClose(TM) VCS device.

         In August 2005, the CDRH responded to our IDE application by identifying certain deficiencies and we responded to the CDRH in November of 2005. In November 2005, we were advised by the FDA's Office of Combination Products ("OCP") that the FDA's Center for Biologics Evaluation and Research ("CBER"), rather than the CDRH, would be the lead agency in evaluating the MedClose IDE application. The CBER conveyed a conditional IDE approval in March 2006. We then appealed the OCP decision and sought to have IDE responsibility transferred back to the CDRH with whom we have interacted since 2001 on this device. In the meantime, we continued to communicate and cooperate with the CBER concerning its conditional approval while we considered further appeals of the OCP decision.

         In October 2006, we withdrew our IDE application submitted in July 2005. Our application had not been reviewed by an Institutional Review Board ("IRB") as required and, in the absence of any disapproval by the FDA, was deemed approved upon the 30th day following receipt by the FDA in accordance with provisions of the Federal Food, Drug, and Cosmetic Act and regulation 21 U.S.C. 360j(g)(4).

         Separate and subsequent reviews by independent IRBs of the investigational plan determined that the MedClose(TM) VCS device is a non-significant, low risk device. The IDE regulations, 21 C.F.R. 812.2(b), do not require FDA approval for investigation of such devices as authorized by IRBs. As of the date of this report, the clinical investigation of the non-significant, low risk MedClose device has been approved by two separate IRBs in Canada and the US for a "Randomized, Prospective, Multi-Center Trial" of the MedClose device. We have also received authorization from the Health Canada, Health Products and Food Branch, Therapeutic Products Directorate for patient clinical investigation of the MedClose(TM) VCS device for sealing femoral arterial puncture sites and reducing time to hemostasis and ambulation in patients who have undergone interventional and diagnostic catheterization procedures. The "non significant/low risk" determination recognizes that the MedClose(TM) plug-mediated Vascular Closure Device ("VCD") as an alternative to manual compression does not present a "significant risk" per 21CFR 821.3(l)(m), and the MedClose(TM) VCS and the FDA licensed biologic (fibrin plug) does not meet the definition of an "implant." The fibrin plug is resorbed within "10-14" days. The MedClose(TM) and the delivered fibrin plug are not intended for use in supporting or saving lives, or for the purpose of diagnosing, curing, mitigating, or treating disease, or preventing impairment of human health. The FDA licensed biologic (fibrin plug) does not present a potential for serious risk to health, safety, or welfare of a subject. In October 2006 we have reported preliminary findings of the "Randomized, Prospective, Multi-Center Trial" of the MedClose(TM) VCS produced successful results with no adverse affects reported in diagnostic and interventional studies. Upon completion of our "Randomized, Prospective, Multi-Center Trial" of the MedClose(TM) VCS device, we intend to submit applications for CE Mark and an FDA pre-market approval.

         Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a turnkey contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through to FDA approval. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa, Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible for the development, testing and FDA approval of the MedClose product. We are obligated to pay Biomed based on agreed milestones relating to the development of the MedClose product and progress in the FDA approval process. During 2004 and 2005, we paid Biomed Research $615,165 and $295,765, respectively. Pursuant to our agreement with Biomed, we are obligated to pay up to an additional $613,094 over the remaining life of the agreement subject to the satisfaction of certain milestones. Biomed under a previous research and development contract had completed the CPCA2000 and its final 510(k) submission to CDRH as a Class III medical device which was approved in March 2003 by CDRH.

         We estimate that the costs of conducting clinical studies and obtaining FDA approval of the MedClose device to be between $613,094 and $858,125, including payments of up to $613,094 to Biomed under our agreement with that company. We believe that we have sufficient working capital on hand to complete clinical studies and obtain FDA approval. Upon FDA approval, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event, we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

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

         RESEARCH AND DEVELOPMENT. Our expenses related to research and development during the three and nine month periods ended September 30, 2006 were relatively unchanged from the prior year periods. We incurred $410,610 of research and development expense during the three months ended September 30, 2006 compared to $393,117 for the prior year period. During the nine months ended September 30, 2006, we incurred $1,073,878 of research and development expenses compared to $1,004,622 during the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." We commenced human studies during the third quarter of 2006, which are expected to result in an increase in our research and development activity.

         GENERAL AND ADMINISTRATIVE. During the three month and nine month periods ended September 30, 2006, general and administrative expenses increased by 306% and 172%, respectively. General and administrative expenses during the three months ended September 30, 2006 were $252,628 compared to $62,191 for the prior year period, and $773,585 for the nine months ended September 30, 2006 compared to $284,041 for the prior year period. The increase in general and administrative expenses during 2006 was due primarily to increased consulting, accounting and legal fees associated with our 404 compliance and an increase in legal fees in the area of FDA compliance.

         NET LOSS. Our net loss increased to $653,125 for the three months ended September 30, 2006 from $439,583 for the prior year period. Net loss for the nine months ended September 30, 2006 was $1,807,069 compared to $1,244,576 for the prior year period. The increase in net loss was due to the increase in general and administrative expenses.

FINANCIAL CONDITION

         As of September 30, 2006, we had working capital of $1,064,299, excluding $1,617,311 of accrued dividends payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date. The Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

         Assuming that the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, we believe that our working capital on hand as of the date of this report will be sufficient in order to fund our plan of operations for, at least, the remainder of the 2006 fiscal year. However, we believe that our ability to achieve commercial success and our continued growth will be dependent on our ability to access capital within the next six to twelve months. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than six months from the date of this report. We will seek to obtain any required working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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

PART II - OTHER INFORMATION

ITEM 5.   EXHIBITS.

Index to Exhibits
-----------------

         Exhibit 31.1      Section 302 Certification of CEO

         Exhibit 31.2      Section 302 Certification of CFO

         Exhibit 32.1       Section 906 Certification

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CPC OF AMERICA, INC.
                                        (REGISTRANT)


Dated:  November 2, 2006                By:   /s/ Rod A. Shipman
                                             ----------------------------------
                                             Rod A. Shipman,
                                             President, Chief Executive Officer
                                               and Chief Financial Officer