Form 10-K
period 2006-12-31
CPC OF AMERICA INC
filed 2007-03-15
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-24053


                              CPC OF AMERICA, INC.
                       (NAME OF REGISTRANT IN ITS CHARTER)

   Nevada                                        11-3320709
-------------------------------------------   ----------------------------------
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


   6336 17th Street Circle East
   Sarasota, Florida                             34243
-------------------------------------------   ----------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 727-4370
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH
   TO BE SO REGISTERED                           EACH CLASS IS TO BE REGISTERED

   None                                          N/A
-------------------------------------------   ----------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

 Large accelerated filer [ ]   Accelerated filer  [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 13, 2007 was approximately $119,208,740.

The number of shares of the common stock outstanding as of March 13, 2007 was 8,520,786.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, MED ENCLOSURE, LLC, A NEVADA LIMITED LIABILITY COMPANY, CPCA2000, INC., A NEVADA CORPORATION, AND MED CLOSE CORP., A NEVADA CORPORATION.

GENERAL

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

         During 2003 and 2004, we pursued the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. Based on the analysis and inquiries by our investment banker, along with our own internal inquiries and analysis, we are of the opinion that there is not sufficient interest in the acquisition of CPCA 2000, Inc. or our counterpulsation technologies at this time due to declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program. Between 2002 and 2005, the amount of reimbursable patient costs for counterpulsation treatments under Medicare declined by approximately 30%. The decline in coverage has had a material negative impact on projected profitability of operations based on our counterpulsation technologies and products.

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2006, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $2,000.

         Our executive offices are located at 6336 17th Street Circle East, Sarasota, Florida 34243; telephone number (941) 727-4370.

BUSINESS OF THE ISSUER

         GENERAL

         CPC of America is engaged in the business of developing and acquiring cardiology therapeutic and disposable devices and products as well as the manufacture and distribution of these devices and products. We are currently engaged in the development of the MedClose internal puncture closing device and technique. MedClose is an internal puncture closure device and technique that utilizes a human glue deployment to close puncture wounds following surgery. MedClose is in the development stage and has not been approved for sale by the FDA. As of the date of this report, we have not commenced revenue producing operations.

         INTERNAL PUNCTURE CLOSURE DEVICE: "MEDCLOSE"

         The MedClose(TM) VCS is a medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. It utilizes a proprietary catheter system that is designed to enhance manual compression by delivering a biologic glue which forms a fibrin plug that is fully resorbed within 10 to 14 days. The MedClose VCS is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose(TM) VCS applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose(TM) VCS is undergoing human clinical trials and is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and we have filed for a fourth patent with the USPTO.

         We believe that a major advantage of MedClose is that it requires no sutures and leaves no foreign matter in the artery thereby reducing the risk of an embolism resulting from residual material left in the artery. In addition, we believe that MedClose will significantly reduce the recovery time of patients following catheterization procedures. Physicians traditionally have used sutures and manual compression and other commercial closure devices to close puncture wounds following catheterization procedures. Using sutures requires direct pressure to be applied to the wound for up to 45 minutes (typically applied by a nurse or orderly) and a recovery time of up to 12 hours, during which the patient remains still to avoid hemorrhaging. MedClose, by contrast, eliminates the need for direct pressure to be applied to the wound and reduces the recovery time following the procedure to approximately two hours. As a result, MedClose reduces the need for patients to remain completely immobile following the catheterization procedure and limits the recovery time and discomfort associated with the catheterization procedures.

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

         Separate and subsequent reviews by independent IRBs of the investigational plan determined that the MedClose device is a non-significant, low risk device. The IDE regulations, 21 C.F.R. 812.2(b), do not require FDA approval for investigation of such devices as authorized by IRBs. As of the date of this report, the clinical investigation of the non-significant, low risk MedClose device has been approved by two separate IRBs in Canada and the US for a "Randomized, Prospective, Multi-Center Trial" of the MedClose device. We have also received authorization from the Health Canada, Health Products and Food Branch, Therapeutic Products Directorate for patient clinical investigation of the MedClosedevice.

         The "non significant/low risk" determination recognizes the MedClose device, as an alternative to manual compression, does not present a "significant risk" per 21 CFR 821.3(l)(m), and the MedClose device and the FDA licensed biologic sealant does not meet the definition of an "implant." The biologic sealant is resorbed within 10-14 days. The MedClose and the delivered fibrin plug are not intended for use in supporting or saving lives, or for the purpose of diagnosing, curing, mitigating, or treating disease, or preventing impairment of human health. The FDA licensed biologic sealant has been found by the FDA to not present a potential for serious risk to health, safety, or welfare of a subject. Between October 2006 and January 2007, human clinical studies of the MedClose device reported preliminary and continuing findings of successful results with no adverse affects reported in diagnostic and interventional studies. Upon completion of the clinical trials, we intend to submit applications for CE Mark/European commercial and eventually a FDA pre-market approval. It is apparent by the continuing trends of worldwide medical technology companies that the worldwide market is shifting in the procedural volumes both in cardiac diagnostic, cardiac interventional, interventional radiological and proposed carotid stenting procedures utilizing the femoral puncture site and we will shift our focus to the growing demand areas. The world wide market for all of these procedures is in excess of 20 million procedures and growing significantly greater than the US market which is approximately 5.5 million procedures in the cardiac diagnostic and interventional procedures. Europe and Asia market are equal to or greater than US market.

         Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through to regulatory approval. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa, Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible for the development, testing and approval of the MedClose product. We are obligated to pay Biomed based on agreed milestones/timelines relating to the development of the MedClose product and progress in the regulatory approval process. During 2005 and 2006, we paid Biomed Research $295,765 and $913,339, respectively.

         We estimate that the costs of conducting and completing clinical studies in 2007 of the MedClose device to be between $275,000 to $350,750 . We believe that we have sufficient working capital on hand to complete clinical studies. Based on the continuing trends of worldwide medical technology companies, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

         MARKETING AND DISTRIBUTION

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

         GOVERNMENT REGULATION AND SUPERVISION

         Clinical testing, manufacture and distribution of the MedClose are subject to regulation by numerous governmental authorities, principally the Food and Drug Administration (FDA), and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates activities relating to the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. Under the Medical Device Amendments of 1976, the FDA has had the authority and responsibility to classify medical devices into one of three classes (i.e., Class I, II, or III), on the basis of the regulatory controls necessary to provide reasonable assurance of device safety and effectiveness. Class I devices are subject to compliance with "general controls," including for example, establishment registration, produce listing, labeling, possible premarket notification, adherence to good manufacturing practices and certain record keeping and reporting requirements. Class II devices are subject to compliance with Class I "general controls" as well as special controls and/or performance standards established by the FDA. Class III devices are subject to compliance with Class I "general controls" and possible special controls/performance standards as well as premarket approval by the FDA to provide reasonable assurance of safety and effectiveness. Class III devices generally include life-sustaining, life-supporting and/or implantable devices, new devices, or devices which have been found to be substantially equivalent to Class III in commercial distribution for which the FDA has not yet required premarket approval. The MedClose presently is considered by the FDA to be subject to premarket approval as a Class III device.

         Before a Class III medical device can be introduced into the market for commercial distribution, the manufacturer generally must obtain FDA clearance through either a "510(k) premarket notification" ("notification") or through a premarket approval application. Although Class III devices normally require FDA approval through the premarket approval process, we were able to obtain FDA premarket clearance through "notification" for our previous device the CPCA 2000 in March 2003. We believe that it may be possible to receive FDA clearance pursuant to a "notification" for MedClose as well. Because puncture closure devices are already on the market, newer versions, similar to the MedClose, have been permitted to be marketed pursuant to the "notification" procedure. However, there is no assurance that we will be eligible to utilize the "notification" process in the future or that the FDA will not in the future require us to submit a premarket approval application, which would be a more costly, lengthy and uncertain approval process.

         Generally, the "notification" clearance "order" is expected to be granted within 90 days from the date of submission, but it can take from 12 to 36 months or longer from submission of the "notification" to obtain the clearance "order." The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional data is needed before a substantial equivalence determination can be made. A determination that a device is not substantially equivalent to a device already on the market, or a request for additional data, could delay the market introduction of our products and could have a material adverse effect on our business, financial condition and results of operations. For any of our devices that are cleared through the "notification" process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) "notification." There can be no assurance that we will obtain a clearance "order" within the above time frames, if at all, for MedClose or any other device for which we may file a "notification."

         Further, once FDA clearance or approval is obtained, our devices will be subject to pervasive and continuing regulation by the FDA, including various record keeping requirements and the requirement to report to the FDA certain experiences with the use of the device. We are also subject to inspection on a routine basis for compliance with the FDA's good manufacturing practice ("GMP") regulations. These regulations impose explicit procedural and documentation requirements upon us and the companies which we contract to manufacture our devices.

         COMPETITION

         We have several competitors that manufacture and market puncture closure devices, including companies such as St. Jude Medical, Johnson & Johnson, Abbot Laboratories, Datascope Corp. and Vascular Solutions, Inc. We believe our devices have competitive advantages over other products because our product is superior in delivery of arterial site closures on the basis of safety, variability, shortened time in conducting repuncture post procedures and cost effectiveness. However, all of our competitors have greater marketing and financial resources than we do and, accordingly, there can be no assurance that we will be able to compete effectively, if at all.

         PATENTS AND TRADEMARKS

         We hold three patents from the USPTO for the MedClose device and procedure and a fourth patent is pending before the USPTO. We have also applied for a trademark for the name MedClose. In September 2002, we received three patents from the U.S. Patent and Trademark Office on our CPCA 2000 counterpulsation unit. At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have already received a trademark on the name "CPCA 2000."

         Our ability to compete successfully depends, in part, on our ability to protect the proprietary technology contained in our products. We rely upon a combination of patent, trade secret and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in our proprietary devices and technologies, as well as our trade names and other similar property. We also enter into confidentiality agreements with our employees, manufacturers, distributors, customers and suppliers, and limit access to and distribution of our proprietary information. However, these measures only afford us limited protection, as there can be no assurance that any steps taken by us to protect these proprietary rights will be adequate to prevent misappropriation of our technology or the independent development by others of similar technology. In addition, although we believe that there currently are no infringement claims against us and no grounds for the assertion of such claims, the cost of responding to any claim could be significant.

         RESEARCH AND DEVELOPMENT

         Since inception through December 31, 2006, our research and development expenses have amounted to approximately $18,011,041, including $1,600,818 and $1,266,093 spent on research and development in 2006 and 2005, respectively. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services.

         EMPLOYEES

         As of the date of this report, we employ one person consisting of our one executive officer. We contract with various consultants to provide services to us including engineering, software, testing, regulatory, product development, medical and clinical affairs on a project by project basis.

         AVAILABLE INFORMATION

         Our Internet address is http://www.cpca2000.com/. We make available, free of charge, through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

         WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE IN ORDER TO FURTHER DEVELOP OR MARKET OUR PRODUCTS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED. As of December 31, 2006, we had a working capital deficit of ($1,326,678), which includes accrued dividends of $1,716,625 payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date and gives no effect to the cash surrender value of a key-man life insurance policy in the amount of $698,883. Assuming that we access the cash surrender payment on our key-man policy and the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, our pro forma working capital as of December 31, 2006 was approximately $1,088,830. In addition, we have historically raised substantial amounts of capital through the sale of our stock and the exercise of stock options, and we believe we can raise additional capital to meet our obligations over the next 12 months if needed. Furthermore, we have historically been able to issue shares or stock options to pay for certain operating expenses. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need for at least the next twelve months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. We will seek to obtain any working capital required beyond the next 12 months through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access to capital beyond the next 12 months as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR COMPETITIVE PRESSURES FACED BY US MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS. We expect to face significant competition in connection with the marketing of our MedClose puncture closing device. We have had several competitors that manufacture and market puncture closure devices, such as St Jude Medical, Johnson & Johnson, Abbott Laboratories, Datascope Corp. and Vascular Solutions, Inc. All of our competitors have greater marketing and financial resources than us and, accordingly, there can be no assurance that we will be able to compete effectively or that competitive pressures faced by us will not materially adversely affect our business, financial condition, and results of operations.

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

         THE COMMERCIALIZATION OF OUR MEDCLOSE DEVICE WILL REQUIRE US AND FOREIGN REGULATORY APPROVALS, OF WHICH THERE CAN BE NO ASSURANCE. The development, testing and eventual sale of our MedClose device are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA, as well as by certain foreign countries, including some in the European Union. Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries' regulatory authorities before we can market and sell our MedClose device in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The FDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on our products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our MedClose device until we comply, or indefinitely.

         THE MARKET FOR OUR STOCK IS LIMITED AND MAY NOT PROVIDE INVESTORS WITH EITHER LIQUIDITY OR A MARKET BASED VALUATION OF OUR COMMON STOCK. Our common stock is traded on the OTC Bulletin Board market under the symbol "CPCF.OB". As of March 13, 2007, the last reported sale price of our common stock on the OTCBB was $18.40 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is listed on the OTC Bulletin Board under the symbol "CPCF." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended December 31, 2006. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.


         QUARTER ENDED                                        HIGH     LOW
         -------------                                        ----     ---

         March 31, 2006                                       $17.25   $11.00
         June 30, 2006                                        $12.50   $ 6.75
         September 30, 2006                                   $12.45   $ 9.02
         December 31, 2006                                    $34.80   $10.10

         March 31, 2005                                       $41.00   $32.50
         June 30, 2005                                        $35.00   $22.00
         September 30, 2005                                   $31.50   $20.00
         December 31, 2005                                    $20.25   $14.00

HOLDERS

         As of March 13, 2007, there were 67 record holders of our common stock.

DIVIDENDS

         We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our certificates of designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of common stock. During 2006, we paid no cash dividends on the shares of our preferred stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         Item 12 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2006.

SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below sets forth a summary of our selected financial data for each of the years ended December 31:


                                            2006           2005            2004          2003            2002
                                         -----------    -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:

Revenue                                  $        --    $        --    $        --    $        --    $        --
Research and development                   1,600,818      1,266,093      6,699,714      2,300,315      2,848,245
General and administrative                 1,255,334        418,510      1,689,369        526,043        621,016
                                         -----------    -----------    -----------    -----------    -----------
Operating loss                             2,856,152      1,684,603      8,389,083      2,826,358      3,469,261
                                         -----------    -----------    -----------    -----------    -----------

Interest expense                                  --             --             --             --             --
Interest income                               44,297         59,087         74,828         66,892          8,687

Net loss                                   2,811,855      1,625,516      8,314,255      2,759,466      3,460,574
                                         ===========    ===========    ===========    ===========    ===========

Basic and diluted net loss per share           (0.40)         (0.29)         (1.31)         (0.90)         (0.81)

Basic and diluted weighted average
  number of common shares
  outstanding                              8,143,031      7,323,397      6,723,101      5,904,416      5,768,032


BALANCE SHEET DATA:

  Total assets                             1,742,164      2,842,770      3,494,578      6,372,462      1,313,671

  Total liabilities                        2,000,816      1,421,689        995,342        718,889        365,691

  Total shareholders' equity (deficit)      (258,652)     1,421,081      2,499,236      5,653,573        947,980

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

         During 2003 and 2004, we pursued the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. Based on the analysis and inquiries by our investment banker, along with our own internal inquiries and analysis, we are of the opinion that there is not sufficient interest in the acquisition of CPCA 2000, Inc. or our counterpulsation technologies at this time due to declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program. Between 2002 and 2005, the amount of reimbursable patient costs for counterpulsation treatments under Medicare declined by approximately 30%. The decline in coverage has had a material negative impact on projected profitability of operations based on our counterpulsation technologies and products.

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2006, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $2,000.

         The MedClose(TM) VCS is a medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. It utilizes a proprietary catheter system that is designed to enhance manual compression by delivering a biologic sealant which forms a fibrin plug that is fully resorbed within 10 to 14 days. The MedClose VCS is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose(TM) VCS applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose(TM) VCS is undergoing human clinical trials and is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and we have filed for a fourth patent with the USPTO.

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

         Separate and subsequent reviews by independent IRBs of the investigational plan determined that the MedClose device is a non-significant, low risk device. The IDE regulations, 21 C.F.R. 812.2(b), do not require FDA approval for investigation of such devices as authorized by IRBs. As of the date of this report, the clinical investigation of the non-significant, low risk MedClose device has been approved by two separate IRBs in Canada and the US for a "Randomized, Prospective, Multi-Center Trial" of the MedClose device. We have also received authorization from the Health Canada, Health Products and Food Branch, Therapeutic Products Directorate for patient clinical investigation of the MedClose device.

         Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through regulatory approvals. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible for the development, testing and approvals of the MedClose product. We are obligated to pay Biomed based on agreed milestones/timelines relating to the development of the MedClose product and progress in the regulatory approval process. During 2005 and 2006, we paid Biomed Research $295,765 and $913,339, respectively. Pursuant to our agreement with Biomed, as of December 31, 2006 we are obligated to pay up to an additional $613,093 over the remaining life of the agreement subject to the satisfaction of certain milestones/timelines.

         As of December 31, 2006, we estimate that the costs of conducting and completing clinical studies of the MedClose device to be between $275,000 to $350,750. We believe that we have sufficient working capital to on hand to complete clinical studies. We intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

         We expect to commence revenue producing operations subject to foreign regulatory approvals of MedClose. We do not expect to purchase or sell significant plant or equipment during 2006, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

         During the 2006 fiscal year, we incurred $1,600,818 of research and development expenses compared to $1,266,093 during fiscal 2005 and $6,699,714 during fiscal 2004. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." Our costs for research and development during fiscal 2004 included approximately $3,395,900 of expenses recorded for options granted to our chief executive officer and contract consultant during 2004. In addition, during 2004 we incurred approximately $400,000 of unanticipated research and development expense in connection with the need to repeat certain procedures during our animal testing of the MedClose device. In addition to the foregoing, the amount of research and development declined during 2005 due to a decreased level of research and development activity pending commencement of human clinical trials. In the third quarter of 2006, we commenced human clinical trials. We expect our research and development costs to increase as we get further into human trials and proceed towards the submission of a submit applications for CE Mark/European commercial and eventually a FDA pre-market approval thereafter.

         During fiscal 2006, we incurred $1,255,334 of general and administrative expenses, compared to administrative expenses of $418,510 in fiscal 2005 and $1,689,369 in fiscal 2004. General and administrative expenses in fiscal 2006 increased by $836,824 over fiscal 2005. The increase consisted primarily of an increase in FDA counsel fees of $380,238 in 2006 as a result of increased regulatory activity associated with our MedClose device, and increased stock option expenses of $263,047 and accounting and 404 related expenses of $113,320 over amounts incurred in 2005.

FINANCIAL CONDITION

         As of December 31, 2006, we had a working capital deficit of ($1,326,678), which includes accrued dividends of $1,716,625 payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date and gives no effect to the cash surrender value of a key-man life insurance policy in the amount of $698, 883. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

         Assuming that we access the cash surrender payment on our key-man policy and the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, our pro forma working capital as of December 31, 2006 was approximately $1,088,830. In addition, we have historically raised substantial amounts of capital through the sale of our stock and the exercise of stock options, and we believe we can raise additional capital in the future if needed. Furthermore, we have historically been able to issue shares or stock options to pay for certain operating expenses. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need for at least the next twelve months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than 12 months from the date of this report. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm......................F-1
Consolidated Balance Sheets at December 31, 2006 and 2005....................F-2
Consolidated Statements of Operations for the three years ended
  December 31, 2006 and cumulative from inception (April 11, 1996)
  to December 31, 2006.......................................................F-3
Consolidated Statements of Shareholders' Equity (Deficit) from inception (April 11, 1996) to December 31, 2006............................F-4
Consolidated Statements of Cash Flows for the three years ended
  December 31, 2006 and cumulative from inception (April 11, 1996)
  to December 31, 2006.......................................................F-7
Notes to Consolidated Financial Statements...................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheets of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2006 and for the period from inception (April 11, 1996) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the results of its consolidated operations and cash flows for each of the years in the three year period ended December 31, 2006 and for the period from inception (April 11, 1996) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 9, 2007

                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                                   Consolidated Balance Sheets

                                                                                             DECEMBER 31,
                                                                                    ----------------------------
                                                                                        2006            2005
                                                                                    ------------    ------------
                                             ASSETS
CURRENT ASSETS
   Cash and equivalents                                                             $    255,079    $  1,940,660
   Prepaid expenses                                                                      419,059          23,249
                                                                                    ------------    ------------

      TOTAL CURRENT ASSETS                                                               674,138       1,963,909

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $190,293 IN 2006 AND $144,773 IN 2005        367,207         412,727

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $4,296 IN 2006 AND $3,880 IN 2005            1,936           2,352

CASH SURRENDER VALUE OF LIFE INSURANCE, NET OF LOAN OF $166,928 IN 2006                  698,883         463,782
                                                                                    ------------    ------------
                                                                                    $  1,742,164    $  2,842,770
                                                                                    ============    ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                 $    127,332    $     40,580
   Accrued payroll and related taxes                                                     156,859          45,748
   Accrued dividends payable                                                           1,716,625       1,335,361
                                                                                    ------------    ------------
      TOTAL CURRENT LIABILITIES                                                        2,000,816       1,421,689
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                                 --              --

SHAREHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series C - 291,384 and 297,002 shares issued and outstanding
        at December 31, 2006 and 2005, respectively                                          291             297
      Series D -  656,123 and 684,541 shares issued and outstanding
        at December 31, 2006 and 2005, respectively                                          657             685
   Common stock, 20,000,000 shares authorized, $.0005 par value,
     8,449,984 and 7,657,066 shares issued and outstanding at
      December 31, 2006 and 2005, respectively                                             4,225           3,828
   Additional paid-in capital - preferred                                             10,714,773      11,454,915
   Additional paid-in capital - common                                                18,528,494      16,656,593
   Deficit accumulated during the development stage                                  (29,507,092)    (26,695,237)
                                                                                    ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              (258,652)      1,421,081
                                                                                    ------------    ------------
                                                                                    $  1,742,164    $  2,842,770
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



                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                              Consolidated Statements of Operations

                                                                                               CUMULATIVE
                                                                                             FROM INCEPTION
                                                         Year ended December 31,            (APRIL 11, 1996)
                                                 ------------------------------------------  TO DECEMBER 31,
                                                     2006          2005            2004           2006
                                                 ------------   ------------   ------------   ------------

Costs and expenses:
  Research and development - related party       $    501,769   $    513,448   $  4,247,269   $  8,724,022
  Research and development - other                  1,099,049        752,645      2,452,445      9,287,019
  General and administrative - related party          137,823        131,107        886,450      1,425,463
  General and administrative - other                1,117,511        287,403        802,919      6,034,501
                                                 ------------   ------------   ------------   ------------

OPERATING LOSS                                      2,856,152      1,684,603      8,389,083     25,471,005
                                                 ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                                         --             --             --         (8,954)

  Interest income                                      44,297         59,087         74,828        303,562
                                                 ------------   ------------   ------------   ------------

                                                       44,297         59,087         74,828        294,608
                                                 ------------   ------------   ------------   ------------


NET LOSS                                         $  2,811,855   $  1,625,516   $  8,314,255   $ 25,176,397
                                                 ============   ============   ============   ============

Loss per share calculation:
Net loss                                         $  2,811,855   $  1,625,516   $  8,314,255
Preferred dividend                                    430,176        501,921        478,594
                                                 ------------   ------------   ------------
  Numerator                                      $  3,242,031   $  2,127,437   $  8,792,849
                                                 ============   ============   ============

Basic and diluted weighted average number
  of common shares outstanding - Denominator        8,143,130      7,323,397      6,723,101
                                                 ============   ============   ============

Basic and diluted net loss per share             $       0.40   $       0.29   $       1.31
                                                 ============   ============   ============

Maximum number of common shares (not included
in denominator of diluted loss per share
calculation due to their anti-dilutive nature)
attributable to exercise/conversion of:
  Outstanding options                               4,028,206      4,560,905      5,031,298
  Preferred stock                                   1,601,569      1,653,479      1,811,500


         The accompanying notes are an integral part of these consolidated financial statements.


                                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Shareholders' Equity (Deficit)
                                      From inception (April 11, 1996) to December 31, 2006

                                                           PREFERRED STOCK                         COMMON STOCK
                                            ----------------------------------------------   --------------------------
                                                    SERIES A                  SERIES B
                                            -------------------------   ------------------
                                              NUMBER                     NUMBER                NUMBER
                                             OF SHARES       TOTAL     OF SHARES   TOTAL      OF SHARES        TOTAL
                                            -----------   -----------   --------  --------   -----------    -----------
Initial capitalization                               --   $        --         --  $     --     2,400,000    $     1,200
Issuance of common stock for a note                  --            --         --        --       300,000            150
Issuance of common stock for cash                    --            --         --        --       100,000             50
Issuance of common stock for services                --            --         --        --       764,000            382
Net loss for 1996                                    --            --         --        --            --             --
                                            -----------   -----------   --------  --------   -----------    -----------
BALANCE, DECEMBER 31, 1996                           --            --         --        --     3,564,000          1,782
Exercise of options                                  --            --         --        --        26,666             13
Issuance of common stock for cash and
    conversion of note payable ($77,000)             --            --         --        --       640,000            320
Net loss for 1997                                    --            --         --        --            --             --
                                            -----------   -----------   --------  --------   -----------    -----------
BALANCE, DECEMBER 31, 1997                           --            --         --        --     4,230,666          2,115
Exercise of options                                  --            --         --        --        57,000             29
Issuance of common stock for cash                    --            --         --        --        40,000             20
Issuance of preferred stock for cash              8,824             9         --        --            --             --
Valuation of beneficial conversion
    feature on Series A Preferred                    --            --         --        --            --             --
Contribution of officer's salary                     --            --         --        --            --             --
Net loss for 1998                                    --            --         --        --            --             --
                                            -----------   -----------   --------  --------   -----------    -----------
BALANCE, DECEMBER 31, 1998                        8,824             9         --        --     4,327,666          2,164
Exercise of warrants                                 --            --         --        --       209,490            105
Exercise of options                                  --            --         --        --       146,904             73
Issuance of preferred stock for cash             70,469            70         --        --            --             --
Preferred stock dividend                             --            --         --        --            --             --
Valuation of beneficial conversion
    feature on Series A Preferred                    --            --         --        --            --             --
Repurchase of common shares                          --            --         --        --      (560,000)          (280)
Net loss for 1999                                    --            --         --        --            --             --
                                            -----------   -----------   --------  --------   -----------    -----------
 BALANCE, DECEMBER 31, 1999                      79,293   $        79         --  $     --     4,124,060    $     2,062
                                                                                                            (CONTINUED)


                                                                            F-4a
(continued on next page)

(continued from previous page)

                                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Shareholders' Equity (Deficit)
                                      From inception (April 11, 1996) to December 31, 2006

                                                                                   DEFICIT
                                                     ADDITIONAL    ADDITIONAL     ACCUMULATED
                                            STOCK     PAID-IN       PAID-IN       DURING THE        TOTAL
                                            OPTION    CAPITAL-      CAPITAL-      DEVELOPMENT    SHAREHOLDERS'
                                            COSTS      COMMON      PREFERRED        STAGE       EQUITY(DEFICIT)
                                            ------   -----------   -----------    -----------    -----------
Initial capitalization                      $   --   $        --   $        --             --    $     1,200
Issuance of common stock for a note             --            --            --             --            150
Issuance of common stock for cash               --         4,950            --             --          5,000
Issuance of common stock for services           --        37,818            --             --         38,200
Net loss for 1996                               --            --            --        (59,079)       (59,079)
                                            ------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1996                     --        42,768            --        (59,079)       (14,529)
Exercise of options                             --        29,987            --             --         30,000
Issuance of common stock for cash and
    conversion of note payable ($77,000)        --       927,680            --             --        928,000
Net loss for 1997                               --            --            --       (457,829)      (457,829)
                                            ------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1997                     --     1,000,435            --       (516,908)       485,642
Exercise of options                             --       114,971            --             --        115,000
Issuance of common stock for cash               --        57,980            --             --         58,000
Issuance of preferred stock for cash            --            --        74,991             --         75,000
Valuation of beneficial conversion
    feature on Series A Preferred               --            --        25,000        (25,000)            --
Contribution of officer's salary                --        80,000            --             --         80,000
Net loss for 1998                               --            --            --       (640,580)      (640,580)
                                            ------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1998                     --     1,253,386        99,991     (1,182,488)       173,062
Exercise of warrants                            --       366,503            --             --        366,608
Exercise of options                             --       177,289            --             --        177,362
Issuance of preferred stock for cash            --            --       598,930             --        599,000
Preferred stock dividend                        --            --       (25,725)            --        (25,725)
Valuation of beneficial conversion
    feature on Series A Preferred               --            --       199,486       (199,486)            --
Repurchase of common shares                     --            --            --             --           (280)
Net loss for 1999                               --            --            --     (1,329,328)    (1,329,328)
                                            ------   -----------   -----------    -----------    -----------
 BALANCE, DECEMBER 31, 1999                 $   --   $ 1,797,178   $   872,682    $(2,711,302)   $   (39,301)



                                                               F-4b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2006

                                                                          PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                          SERIES A                SERIES B                 SERIES C                 SERIES D
                                    --------------------    ---------------------    ---------------------    ---------------------
                                      NUMBER                 NUMBER                   NUMBER                   NUMBER
                                    OF SHARES     TOTAL     OF SHARES     TOTAL      OF SHARES     TOTAL      OF SHARES      TOTAL
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

Balance, December 31, 1999             79,293    $    79           --    $     --           --    $     --           --    $     --
  Exercise of warrants                     --         --           --          --           --          --           --          --
  Exercise of options                      --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --       71,429          71           --          --           --          --
  Valuation of beneficial
    conversion feature on
    Series B Preferred                     --         --           --          --           --          --           --          --
  Conversion of Series A
    Preferred into common shares      (70,469)       (70)          --          --           --          --           --          --
  Beneficial conversion feature
    on Series A Preferred shares           --         --           --          --           --          --           --          --
  Settlement of lawsuit                    --         --           --          --           --          --           --          --
  Purchase of patent                       --         --           --          --           --          --           --          --
  Stock option costs                       --         --           --          --           --          --           --          --
  Amortization of stock option
    costs                                  --         --           --          --           --          --           --          --
  Cancellation of common shares            --         --           --          --           --          --           --          --
  Net loss for 2000                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

BALANCE, DECEMBER 31, 2000              8,824          9       71,429          71           --          --           --          --
  Exercise of options                      --         --           --          --           --          --           --          --
  Issuance of common stock for
    services                               --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --      113,715         114       95,123          95           --          --
  Valuation of beneficial conversion       --         --
    feature on Series B Preferred          --         --           --          --           --          --           --          --
  Valuation of beneficial conversion       --         --
    feature on Series C Preferred          --         --           --          --           --          --           --          --
  Conversion of  preferred stock
    and accrued dividends into
    common shares                      (8,824)        (9)    (113,715)       (114)          --          --           --          --
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Issuance of common stock                 --         --           --          --           --          --           --          --
    options for services                   --         --           --          --           --          --           --          --
  Amortization of stock option costs       --         --           --          --           --          --           --          --
  Net loss for 2001                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

BALANCE, DECEMBER 31, 2001                 --         --       71,429          71       95,123          95           --          --
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred stock
    and accrued dividends into
    common shares                          --         --      (71,429)        (71)     (18,576)        (19)          --          --
  Valuation of beneficial
    conversion feature on
    Series C Preferred                     --         --           --          --           --          --           --          --
  Cancellations of shares                  --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --           --          --      264,657         265      110,627         111
  Amortization of stock option
    costs                                  --         --           --          --           --          --           --          --
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Purchase of Med Enclosure Stock          --         --           --          --           --          --           --          --
  Net loss for 2002                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE DECEMBER 31, 2002                  --    $    --           --    $     --      341,204    $    341      110,627    $    111

                                                                F-5a

(continued on next page)

(continued from previous page)
                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2006

                                          COMMON STOCK                                                    DEFICIT
                                     -------------------------                ADDITIONAL    ADDITIONAL   ACCUMULATED      TOTAL
                                                                  STOCK         PAID-IN      PAID-IN     DURING THE    SHAREHOLDERS'
                                       NUMBER                     OPTION        CAPITAL-     CAPITAL-    DEVELOPMENT     EQUITY
                                      OF SHARES      TOTAL         COSTS         COMMON     PREFERRED       STAGE       (DEFICIT)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------

Balance, December 31, 1999          $  4,124,060  $      2,062  $         --  $  1,797,178 $    872,682  $ (2,711,302) $    (39,301)
  Exercise of warrants                   365,500           183            --       639,442           --            --       639,625
  Exercise of options                    223,832           113            --       258,528           --            --       258,641
  Issuance of preferred
    stock for cash                            --            --            --            --      624,929            --       625,000
  Valuation of beneficial
    conversion feature on
    Series B Preferred                        --            --            --            --      208,125      (208,125)           --
  Conversion of Series A
    Preferred into common
    shares                               131,996            66            --       624,659     (598,930)           --        25,725
  Beneficial conversion
    feature on Series A
    Preferred shares                          --            --            --       199,486     (199,486)           --            --
  Settlement of lawsuit                   33,333            17            --       199,983           --            --       200,000
  Purchase of patent                      47,042            24            --       235,184           --            --       235,208
  Stock option costs                          --            --      (280,000)      280,000           --            --            --
  Amortization of stock
    option costs                              --            --       105,000            --           --            --       105,000
  Cancellation of common
    shares                               (89,000)          (45)           --            --           --            --           (45)
  Net loss for 2000                           --            --            --            --           --    (1,749,444)   (1,749,444)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------

BALANCE, DECEMBER 31, 2000             4,836,763         2,420      (175,000)    4,234,460      907,320    (4,668,871)      300,409
  Exercise of options                    360,394           180            --       413,483           --            --       413,663
  Issuance of common stock
    for services                         100,000            50            --       255,450           --            --       255,500
  Issuance of preferred stock
    for cash                                  --            --            --            --    1,841,392            --     1,841,601
  Valuation of beneficial
    conversion feature on
    Series B Preferred                        --            --            --            --      331,636      (331,636)           --
  Valuation of beneficial
    conversion feature on
    Series C Preferred                        --            --            --            --      282,233      (282,233)           --
  Conversion of  preferred
    stock and accrued
    dividends into
    common shares                        330,327           165            --     1,081,316   (1,069,887)           --        11,471
  Preferred stock dividend                    --            --            --            --      (63,397)           --       (63,397)
  Issuance of common stock                    --            --            --            --           --            --            --
    options for services                      --            --            --        20,000           --            --        20,000
  Amortization of stock
    option costs                              --            --       140,000            --           --            --       140,000
  Net loss for 2001                           --            --            --            --           --    (1,968,471)   (1,968,471)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------

BALANCE, DECEMBER 31, 2001             5,627,484         2,815       (35,000)    6,004,709    2,229,297    (7,251,211)      950,776
  Exercise of options                    282,480           140            --       317,650           --            --       317,790
  Conversion of  preferred
    stock and accrued
    dividends into
    common shares                        241,627           120            --       790,205     (783,495)           --         6,740
  Valuation of beneficial
    conversion feature on
    Series C Preferred                        --            --            --            --    1,122,521    (1,122,521)           --
  Cancellations of shares               (535,923)         (268)           --      (199,732)          --            --      (200,000)
  Issuance of preferred
    stock for cash                            --            --            --            --    3,367,233            --     3,367,609
  Amortization of stock
    option costs                              --            --        35,000            --           --            --        35,000
  Preferred stock dividend                    --            --            --            --     (122,861)           --      (122,861)
  Purchase of Med
    Enclosure Stock                       10,000             5            --        53,495           --            --        53,500
  Net loss for 2002                           --            --            --            --           --    (3,460,574)   (3,460,574)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE DECEMBER 31, 2002              5,625,658  $      2,812  $         --  $  6,966,327 $  5,812,695  $(11,834,306) $    947,980


                                                                F-5b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2006

                                                                          PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                          SERIES A                SERIES B                 SERIES C                 SERIES D
                                    --------------------    ---------------------    ---------------------    ---------------------
                                      NUMBER                 NUMBER                   NUMBER                   NUMBER
                                    OF SHARES     TOTAL     OF SHARES     TOTAL      OF SHARES     TOTAL      OF SHARES      TOTAL
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

BALANCE, DECEMBER 31, 2002                 --    $    --           --    $     --      341,204    $    341      110,627    $    111
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued dividends
    into common shares                     --         --           --          --      (26,786)        (27)          --          --
  Valuation of beneficial
    conversion feature on
    Series D Preferred                     --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --           --          --           --          --      708,709         709
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Net loss for 2003                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE DECEMBER 31, 2003                  --         --           --          --      314,418         314      819,336         820
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued dividends
    into common shares                     --         --           --          --      (11,236)        (11)     (27,873)        (28)
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Stock option costs                       --         --           --          --           --          --           --          --
  Net loss for 2004                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE DECEMBER 31, 2004                  --         --           --          --      303,182         303      791,463         792
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued
    dividends into common shares           --         --           --          --       (6,180)         (6)    (106,922)       (107)
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Issuance of common stock
    for patent                             --         --           --          --           --          --           --          --
  Net loss for 2005                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE DECEMBER 31, 2005                  --         --           --          --      297,002         297      684,541         685
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued dividends
    into common shares                     --         --           --          --       (5,618)         (6)     (28,418)        (28)
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Stock option costs                       --         --           --          --           --          --           --          --
  Expenses paid by
    officer/shareholder                    --         --           --          --           --          --           --          --
  Net loss for 2006                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE DECEMBER 31, 2006                  --    $    --           --    $    --       291,384    $    291      656,123    $    657
                                    =========    =======    =========    ========    =========    ========    =========    ========


                                                                F-6a
(continued on next page)

(continued from previous page)

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2006

                                          COMMON STOCK                                                    DEFICIT
                                     -------------------------                ADDITIONAL    ADDITIONAL   ACCUMULATED      TOTAL
                                                                  STOCK         PAID-IN      PAID-IN     DURING THE    SHAREHOLDERS'
                                       NUMBER                     OPTION        CAPITAL-     CAPITAL-    DEVELOPMENT     EQUITY
                                      OF SHARES      TOTAL         COSTS         COMMON     PREFERRED       STAGE       (DEFICIT)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------


BALANCE, DECEMBER 31, 2002             5,625,658  $      2,812  $         --   $  6,966,327 $  5,812,695  $(11,834,306) $   947,980
  Exercise of options                    775,117           388             --     1,351,807           --            --    1,352,195
  Conversion of  preferred
    stock and accrued dividends
    into common shares                    73,800            37             --       263,034     (244,973)           --       18,071
  Valuation of beneficial
    conversion feature on
    Series D Preferred                        --            --             --           --    2,161,694    (2,161,694)           --
  Issuance of preferred stock
    for cash                                  --            --             --           --    6,484,373            --     6,485,082
  Preferred stock dividend                    --            --             --           --     (390,289)           --      (390,289)
  Net loss for 2003                           --            --             --           --           --    (2,759,466)   (2,759,466)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE DECEMBER 31, 2003              6,474,575        3,237             --     8,581,168   13,823,500   (16,755,466)    5,653,573
  Exercise of options                    460,775          230             --     1,082,034           --            --     1,082,264
  Conversion of  preferred
    stock and accrued dividends
    into common shares                    70,918           36             --       383,428     (354,961)           --        28,464
  Preferred stock dividend                    --           --             --            --     (478,594)           --      (478,594)
  Stock option costs                          --           --             --     4,527,784           --            --     4,527,784
  Net loss for 2004                           --           --             --            --           --    (8,314,255)   (8,314,255)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE DECEMBER 31, 2004              7,006,268        3,503             --    14,574,414   12,989,945   (25,069,721)    2,499,236
  Exercise of options                    470,393          235             --       777,724           --            --       777,959
  Conversion of  preferred
    stock and accrued
    dividends into common shares         176,405           88             --     1,150,457   (1,033,109)           --       117,323
  Preferred stock dividend                    --           --             --            --     (501,921)           --      (501,921)
  Issuance of common stock
    for patent                             4,000            2             --       153,998           --            --       154,000
  Net loss for 2005                           --           --             --            --           --    (1,625,516)   (1,625,516)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE DECEMBER 31, 2005              7,657,066        3,828             --    16,656,593   11,454,915   (26,695,237)    1,421,081
  Exercise of options                    732,699          367             --     1,187,471           --            --     1,187,838
  Conversion of  preferred
    stock and accrued dividends
    into common shares                    60,219           30             --       358,881     (309,966)           --        48,911
  Preferred stock dividend                    --           --             --            --     (430,176)           --      (430,176)
  Stock option costs                          --           --             --       264,297           --            --       264,297
  Expenses paid by
    officer/shareholder                       --           --             --        61,252           --            --        61,252
  Net loss for 2006                           --           --             --            --           --    (2,811,855)   (2,811,855)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE DECEMBER 31, 2006              8,449,984  $      4,225  $         --  $ 18,528,494 $ 10,714,773  $(29,507,092) $   (258,652)
                                    ============  ============  ============  ============ ============  ============  ============

                                                              F-6b


                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                      Consolidated Statements of Cash Flows


                                                                                                                CUMULATIVE
                                                                                                               FROM INCEPTION
                                                                           YEAR ENDED DECEMBER 31,            (APRIL 11, 1996)
                                                                --------------------------------------------   TO DECEMBER 31,
                                                                   2006             2005            2004            2006
                                                                ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (2,811,855)   $ (1,625,516)   $ (8,314,255)   $(25,176,397)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                     46,471          42,042          21,247         227,241
    Contribution of officer's salary/expenses paid by officer         61,252              --              --         141,252
    Issuance of common stock and options for services              1,148,635         587,334       4,962,866       7,365,182
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                             (396,345)         (7,810)        162,912        (365,286)
    Increase (decrease) in accounts and other payable                 86,751          31,126        (198,268)        128,508
    (Decrease) increase in accrued expenses                          111,111          10,623          24,591         344,586
                                                                ------------    ------------    ------------    ------------
    Net cash used by operating activities                         (1,753,980)       (962,201)     (3,340,907)    (17,334,914)
                                                                ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) redemption of short-term investments                         --       1,896,390         554,079              --
  Purchase of patent                                                      --              --        (100,000)       (114,795)
  Increase in cash surrender value of life insurance                (235,101)       (463,782)             --        (698,883)
  Capital expenditures                                                    --              --              --        (148,016)
                                                                ------------    ------------    ------------    ------------
    Net cash provided (used) by investing activities                (235,101)      1,432,608         454,079        (961,694)
                                                                ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                         --              --              --          73,150
  Payments on note payable to shareholder                                 --              --              --          (3,000)
  Exercise of options and warrants                                   303,500         190,625         647,182       4,778,421
  Issuance of preferred stock                                             --              --              --      12,993,292
  Issuance of common stock                                                --              --              --         915,200
  Dividends                                                               --              --              --          (5,051)
  Cancellation of common stock                                            --              --              --        (200,325)
                                                                ------------    ------------    ------------    ------------
    Net cash provided by financing activities                        303,500         190,625         647,182      18,551,687
                                                                ------------    ------------    ------------    ------------

Net increase (decrease) in cash                                   (1,685,581)        661,032      (2,239,646)        255,079
CASH, BEGINNING OF PERIOD                                          1,940,660       1,279,628       3,519,274              --
                                                                ------------    ------------    ------------    ------------
CASH, END OF PERIOD                                             $    255,079    $  1,940,660    $  1,279,628    $    255,079
                                                                ============    ============    ============    ============

                         The accompanying notes are an integral part of these consolidated financial statements.



                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                Consolidated Statements of Cash Flows (continued)


                                                                                                      CUMULATIVE
                                                                                                    FROM INCEPTION
                                                                     YEAR ENDED DECEMBER 31,       (APRIL 11, 1996)
                                                           ---------------------------------------  TO DECEMBER 31,
                                                              2006          2005          2004           2006
                                                           -----------   -----------   -----------   -----------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable             $        --   $        --   $        --   $       150
  Debt to equity conversion                                $        --   $        --   $        --   $    77,000
  Acquisition of minority interest                         $        --   $        --   $        --   $    33,250
  Sale of Tercero - elimination of goodwill                $        --   $        --   $        --   $   (40,000)
  Preferred dividends accrued                              $   430,176   $   501,921   $   478,594   $ 1,409,418
  Conversion of preferred stock and preferred dividends
     paid through issuance of common stock                 $    48,911   $   117,323   $    28,464   $   139,267
  Acquisition of Med Enclosures for note payable           $        --   $        --   $        --   $   250,000
  Acquisition of patent paid by issuance of common stock   $        --   $   154,000   $        --   $   288,708
  Settlement of lawsuit by issuance of common stock        $        --   $        --   $        --   $   200,000
  Valuation of beneficial conversion features              $        --   $        --   $        --   $ 4,330,695
  Issuance of promissory note against cash surrender
    value of life insurance to satisfy insurance premium   $   166,928   $        --   $        --   $   166,928

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-8

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

      On July 25, 1997, the Company acquired 80% of DSDS Group, Inc. ("DSDS"). DSDS had no operating history and its only assets consisted of two patents relating to a self-destructing single-use syringe deemed to have a fair value of $76,250. The Company purchased its interest in DSDS for a total price of $61,000, of which $25,000 was paid in cash, and $36,000 was to be paid by the Company in 18 equal monthly installments. The transaction was accounted for as a purchase of DSDS by the Company and, accordingly, the accompanying financial statements include the amounts and operations of the Company from its inception and of DSDS from July 25, 1997. In September 1998, the Company purchased the remaining 20% interest of DSDS for $18,000 cash. On December 1, 1998, the Company sold DSDS for its book value of $60,000 to a research and development consulting firm. In consideration for the acquisition of DSDS, this consulting firm provided $60,000 worth of services to the Company through May 1999.

      In June 1998, CPC formed CPCA 2000, Inc., a Nevada corporation ("CPCA") to serve as the Company's wholly owned operating subsidiary. The Company transferred all of its assets and liabilities to CPCA.

      On February 1, 1999, the Company filed a lawsuit against Partner Provider Health, Inc. alleging breach of contract, misrepresentation and fraud relating to its joint venture with HeartMed LLC ("Heart Med"). Under terms of a November 1999 settlement, CPC dropped its lawsuit and received the remaining interest in HeartMed making it a wholly owned subsidiary of CPC. HeartMed has had no operations.

      On November 22, 1999, CPC formed Med Enclosures, LLC, a Nevada limited liability company ("MED"), with Gene Myers Enterprises, Inc. ("GME"), a minority shareholder of CPC. CPC received a 73.3% interest in MED for a $250,000 promissory note, which was retired in April 2000. GME contributed two patents it developed that are recorded at GME's carrying value of zero. MED acquired its third patent from GME with the proceeds from the $250,000 promissory note. During 2002, the Company purchased an additional 7% of MED through the issuance of 10,000 shares of common stock valued at $53,500. During 2004, the Company purchased an additional 12% of MED for $100,000, and in January 2005 purchased the remaining 7.7% of MED through the issuance of 4,000 shares of common stock valued at $154,000.

      During 2002, the Company formed Med Close Corp ("MCC"). In 2004, MCC began research and development activities.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

      Liquidity and management's plans
      --------------------------------
      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of ($2,811,855) during the year ended December 31, 2006. Also, the Company has a cash balance of $255,079, a working capital deficit of ($1,326,678) and a stockholders' deficit of ($258,652) at December 31, 2006.

      The working capital deficit at December 31, 2006 includes accrued dividends of $1,716,625 payable on the Company's outstanding shares of Series C preferred stock and Series D preferred stock. Both Series C and Series D preferred stock have a 5% annual dividend payable in cash or shares of the Company's common stock, at the option of the holder. Those dividends are convertible into common stock at the rate of $3.57 per share for Series C preferred stock and $6.86 per share for Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and management believes that as long as the market price for the Company's common shares stays substantially above $6.86 per share (on March 13, 2007, the Company's shares closed at $18.40) holders will continue to elect to receive dividends in common shares instead of cash.

      The Company has historically raised substantial amounts of capital through the sale of stock and the exercise of stock options and management believes it can raise additional capital in the future if needed.

      Furthermore, the Company has historically been able to issue shares or stock options to pay for operating expenses.

      In addition, the Company could access the cash surrender value on its key-man policy in the amount of $698,883 at December 31, 2006 to provide working capital.

      Management believes that working capital on hand, access to the cash surrender value of life insurance, its ability to raise capital through the sale of stock, and its ability to meet operating expense obligations through the issuance of stock or stock equivalents provide the opportunity for the Company to continue as a going concern.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

      Cash and equivalents, short-term investments and other cash flow statement
      --------------------------------------------------------------------------
      supplemental information
      ------------------------

      The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents. Short term investments are bank certificates of deposit with original terms in excess of three months. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited.

      No income taxes have been paid since inception. Payments of $8,954 for interest have been made since inception; none in 2004, 2005 or 2006.

      Patents and trademarks
      ----------------------
      Patents and trademarks are stated at cost and amortized using the straight-line method over their economic useful life, which is estimated at fifteen years. During 2004, the Company acquired 12% additional interest in MED for $100,000, which was added to patent costs in the accompanying financial statements. In January 2005, the Company acquired the final 7.7% of MED for $154,000, which was added to patent costs in the accompanying financial statements. Amortization expense was $45,936 in 2006, $41,770 in 2005 and $20,649 in 2004.

      Equipment
      ---------
      Depreciation expense is provided over the estimated useful life of 5 years using straight line and accelerated methods. Depreciation expense was $535 in 2006, $415 in 2005 and $598 in 2004.

      Use of estimates
      ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Reclassifications
      -----------------
      Certain items in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

      Intangibles and long-lived assets
      ---------------------------------
      Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.
                                                2006         2005         2004
                                              --------     --------     --------
      Patents
          Gross carrying amount               $557,500     $557,500     $403,500
                                              ========     ========     ========
          Accumulated amortization            $190,293     $144,773     $103,561
                                              ========     ========     ========
          Amortization expense                $ 45,520     $ 41,212     $ 20,234
                                              ========     ========     ========

      Trademark
          Gross carrying amount               $  6,232     $  6,232     $  6,232
                                              ========     ========     ========
          Accumulated amortization            $  4,296     $  3,880     $  3,322
                                              ========     ========     ========
          Amortization expense                $    416     $    558     $    415
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

      Basic and diluted net loss per share
      ------------------------------------
      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2006, 2005 and 2004 all common stock equivalents were anti-dilutive.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

      Share-based payments
      --------------------
      The Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENTS, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to additional paid-in-capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

      The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

      Share-based payments (continued)
      --------------------------------
      Total share-based compensation expenses recognized under SFAS 123R for the year ended December 31, 2006 were $264,297 and are included in general and administrative expenses. The incremental share-based compensation caused our net loss to increase by the same amount and basic and diluted loss per share to increase by $.03 per share in the year ended December 31, 2006.

      The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2006: risk-free interest rate of 4.625%, volatility of 49%, term of three years and expected dividend yield of zero.

      Since we have a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the year ended December 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

      Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                                     2005            2004
                                                                 ------------    ------------
      Net loss
          As reported                                            $ (1,625,516)   $ (8,314,255)
          Additional costs for estimated fair value of options   $    111,416    $  1,885,540
          Pro forma                                              $ (1,736,932)   $(10,199,795)
      Basic and fully diluted loss per share
          As reported                                            $      (0.29)   $      (1.31)
          Pro forma                                              $      (0.31)   $      (1.59)


      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 1998 and 1996, respectively: risk-free interest rate of 3.375%, 6% and 9%; volatility of 20%, 50% and 200%; and a weighted fair value of $11.33, $1.26 and $.001.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------

      Recent accounting pronouncements
      --------------------------------
      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments". SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will adopt SFAS 155 in the first quarter of 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2. SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------

      Series A Preferred stock
      ------------------------
      In November 1998, the Company commenced the private placement sale of Series A preferred stock at $8.50 per share. The Company sold 79,293 shares for proceeds of $674,000. The Series A Preferred stock had no voting rights and had a 5% annual dividend payable in cash or common stock. Each Series A share was convertible into one common share until December 31, 1999, when the conversion price was adjusted to the lower of $6.38 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At December 31, 1999 the conversion price was adjusted to $4.70 per share. On December 31, 1999, a dividend of $25,725 was paid by issuing 5,474 shares of the Company's common stock. In January 2000, 70,469 Series A shares were converted into 127,447 common shares. In June 2001, the remaining 8,824 Series A shares and related accrued dividends of $1,563 were converted into 16,290 common shares. Additional accrued dividends of $3,750 were paid in cash during 2001.

      Series B Preferred stock
      ------------------------
      In April 2000, the Company commenced the private placement sale of Series B preferred stock at $8.75 per share. The Company sold 185,144 shares for proceeds of $1,620,010. The Company recorded a beneficial conversion feature totaling $208,125 in 2000 and $331,636 in 2001 at the date of issuance. The Series B Preferred stock had no voting rights and had a 5% annual dividend payable in cash or common stock. Each Series B share was convertible into one common share until June 30, 2001, when the conversion price was adjusted to the lower of $6.56 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At June 30, 2001, the conversion price was adjusted to $3.20 per share. During the fourth quarter of 2001, 113,715 Series B shares and related accrued dividends of $9,908 were converted into 314,037 common shares. In March 2002, the remaining 71,429 Series B shares were converted into 195,313 common shares. Additional accrued dividends of $53,125 were paid in cash during 2002.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------

      Series C Preferred stock (continued)
      ------------------------------------
      At June 30, 2002, the conversion price was adjusted to $3.57 per share. During the fourth quarter of 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2004, 11,236 Series C shares and related accrued dividends of $11,758 were converted into 31,304 common shares. During 2005, 6,180 Series C shares and related accrued dividends of $9,500 were converted into 18,068 common shares. During 2006, 5,618 Series C shares and related accrued dividends of $9,520 were converted into 16,673 common shares. Accrued dividends of $610,364 on the 291,384 shares outstanding at December 31, 2006 remain unpaid.

      Series D Preferred stock
      ------------------------
      In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share. The Company sold 819,336 shares for proceeds of $7,496,924. The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock. Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share. During 2004, 27,873 Series D shares and related accrued dividends of $16,706 were converted into 39,614 common shares. During 2005, 106,922 shares and related accrued dividends of $107,823 were converted into 158,337 common shares. During 2006, 28,418 Series D shares and related accrued dividends of $39,390 were converted into 43,546 common shares. Accrued dividends of $1,106,261 on the 656,123 outstanding shares remain unpaid at December 31, 2006.

      Common stock
      ------------
      During 2006, 5,618 Series C shares and 28,418 Series D shares and related accrued dividends of $48,911 were converted into 60,219 common shares. During 2005, 6,180 Series C shares and 106,922 Series D shares and related accrued dividends of $117,323 were converted into 176,405 common shares. During 2004, 11,236 Series C shares and 27,873 Series D shares and related accrued dividends of $28,464 were converted into 70,918 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------

      Common stock (continued)
      ------------------------
      In March 2002, 71,429 Series B shares were converted into 195,313 common shares.

      In October 2002, the Company purchased an additional 7% interest in MED for 10,000 common shares valued at $53,500.

      In March 2002, 33,333 common shares were returned for cancellation as part of a lawsuit settlement. In August and November 2002, 502,600 common shares were returned for cancellation as part of the settlement with former consultants of the Company.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------

      Stock options
      -------------
      The Company has granted options to purchase its common stock. The option prices at the time of grant were at or above the fair value of the Company's common stock. The following information applies to all options outstanding at December 31, 2006:
                                              Weighted                 Weighted
                                 Average      average                  average
      Exercise     Options      remaining     exercise     Number      exercise
       Price     Outstanding   life (years)    price     exercisable    price
      --------   -----------   ------------   --------   -----------   --------

      $   2.50     3,278,206       1.3        $   2.50     2,878,206   $   2.50
      $  29.12       550,000       2.75       $  29.12       550,000   $  29.12
      $  30.00       200,000       2.75       $  30.00       200,000   $  30.00






      The following information applies to employee options outstanding at December 31, 2006:
                                              Weighted                 Weighted
                                 Average      average                  average
      Exercise     Options      remaining     exercise     Number      exercise
       Price     Outstanding   life (years)    price     exercisable    price
      --------   -----------   ------------   --------   -----------   --------

      $   2.50     1,430,578       1.3        $  2.50      1,230,578   $   2.50
      $  29.12       275,000      2.75        $ 29.12        275,000   $  29.12
      $  30.00        50,000      2.75        $ 30.00         50,000   $  30.00

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------

      Stock options (continued)
      -------------------------
      A summary of stock option activity since inception follows:

                                                   Number of           Exercise
                                                    Options              Price        Expiration
                                                 --------------     --------------    -----------
            Inception (April 11, 1996)                       -                   -              -
            Granted                                  4,420,000       $1.125 - 1.25    1997 - 2006
                                                 --------------     --------------
            Outstanding at December 31, 1996         4,420,000       $1.125 - 1.25    1997 - 2006

            Exercised                                  (26,666)             $1.125
            Expired                                   (200,000)              $1.18
                                                 --------------     --------------
            Outstanding at December 31, 1997         4,193,334       $1.125 - 1.25           2006

            Granted                                  4,152,000        $1.25 - 9.00           2008
            Exercised                                  (57,000)      $1.125 - 2.50
            Canceled                                (1,173,334)             $1.125
                                                 --------------     --------------
            Outstanding at December 31, 1998         7,115,000       $1.125 - 9.00    2003 - 2008

            Granted                                     25,000               $5.50           2004
            Exercised                                 (146,904)      $1.125 - 2.50
            Canceled                                  (490,000)             $1.125
                                                 --------------     --------------
            Outstanding at December 31, 1999         6,503,096       $1.125 - 9.00    2003 - 2008

            Granted                                    175,000       $5.00 - $5.75
            Exercised                                 (223,832)      $1.125 - 2.50
                                                 --------------     --------------
            Outstanding at December 31, 2000         6,454,264       $1.125 - 9.00    2003 - 2008

            Granted                                     15,800               $2.50           2004
            Exercised                                 (360,394)      $1.125 - 2.50
                                                 --------------     --------------
            Outstanding at December 31, 2001         6,109,670       $1.125 - 9.00    2003 - 2008

            Exercised                                 (282,480)             $1.125
            Canceled                                  (100,000)              $5.50
                                                 --------------     --------------
            Outstanding at December 31, 2002         5,727,190       $1.125 - 9.00    2003 - 2008

            Exercised                                 (775,117)      $1.125 - 9.00
            Canceled                                   (10,000)              $8.00
                                                 --------------     --------------
            Outstanding at December 31, 2003         4,942,073       $1.125 - 5.75    2004 - 2008

            Granted                                    550,000              $29.12           2009
            Exercised                                 (460,775)      $1.125 - 5.75
                                                 --------------     --------------
            Outstanding at December 31, 2004         5,031,298       $1.125 - 29.12   2006 - 2009

            Exercised                                 (470,393)      $1.125 - 2.50
                                                 --------------     --------------
            Outstanding at December 31, 2005         4,560,905      $1.125 - 29.12    2006 - 2009

            Granted                                    200,000              $30.00           2009
            Exercised                                 (732,699)      $1.125 - 2.50
                                                 --------------     --------------
            Outstanding at December 31, 2006         4,028,206       $2.50 - 30.00    2008 - 2009
                                                 ==============

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------

      Stock options (continued)
      -------------------------
      The aggregate intrinsic value was $80.3 million on all outstanding options and $70.5 million on exercisable options at December 31, 2006. At December 31, 2006, $23,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over the next year.

      In October 2006, 200,000 options were granted: 50,000 to each of the three board members and 50,000 to the Company's strategic consultant at an exercise price of $30.00 for services performed. The options vest immediately and expire on October 12, 2009. The fair value of these options was determined to be $204,237, which was included in general and administrative expenses in the accompanying 2006 statement of operations.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
---------------------------------------------

      Stock options (continued)
      -------------------------
      Of the $1,187,838 in options exercised during 2006, the Company received $303,500 in cash and the other exercises were in exchange for compensation to the Company's only employee, and consulting services for the Company's strategic consultant totaling $884,338. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay, but to exercise options in the amount of $302,126. Similarly, the consultant elected not to receive cash for $582,212 of services, but exercised options in that amount. The $884,338 of total non-cash exercises of option are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

      Of the $777,959 in options exercised during 2005, the Company received $190,625 in cash and the other exercises were in exchange for compensation and expense reimbursements to the Company's only employee, and consulting services and expense reimbursements for the Company's strategic consultant. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay and expense reimbursements, but to exercise options in the amounts of $385,188 and $16,297, respectively. Similarly, the consultant elected not to receive cash for $170,650 of services and $15,199 of reimbursable expenses, but exercised options in those amounts. The $587,334 of total non-cash exercises of option are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

      Of the $1,082,264 in options exercised during 2004, the Company received $647,182 in cash and the other exercises were in exchange for compensation to the Company's only employee, and consulting services and expense reimbursements for the Company's strategic consultant. Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay, but to exercise options in the amount of $351,460. Similarly, the consultant elected not to receive cash for $29,880 of services and $53,742 of reimbursable expenses, but exercised options in those amounts. The $435,082 of total non-cash exercises of option are included in the line item "issuance of common stock and options for services" in the statement of cash flows.


3. CASH VALUE OF LIFE INSURANCE
-------------------------------

      The Company is the owner and beneficiary of a $5 million "key-person" life insurance policy on its CEO. Premiums paid on the policy totaled $323,798 in 2006, 2005 and 2004. The cash surrender value relative to the policies in place at December 31, 2006 and 2005 was $698,883 and $463,782,
      respectively. The policy allows for loans against the death benefits with interest at variable rates (5.77% at December 31, 2006). At December 31, 2006, the cash surrender value is shown net of $161,899 in loans and $5,029 in accrued interest. The loan was used to pay the final premium of $161,899 in 2006.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

4. INCOME TAXES
---------------

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At December 31, 2006 the Company has an estimated net operating loss carryforward for federal tax purposes of $20,000,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2027. The Company had deferred tax assets of approximately $7,000,000, $6,100,000, and $5,600,000 at December 31, 2006,
      2005 and 2004, respectively, relating to its net operating loss. A 100% valuation allowance, which increased by $900,000 in 2006 and $500,000 in 2005, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

5. COMMITMENTS AND CONTINGENCIES
--------------------------------

      Consulting agreements
      ---------------------
      In January 1997, the Company entered into a consulting agreement with its strategic consultant, a related party, for five years at $5,000 per month. The agreement was amended in November 1997 to increase the fees to $8,000 per month, in April 1998 to increase the fees to $10,000 per month and extend the term of the agreement for an additional five years and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001. In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options valued at $3,117,034 (see note 2). The agreement was amended again in 2005 to provide for annual increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to $698,934 effective as of January 1, 2007. The agreement expires on April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.

      In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were also granted under the April 1998 amendment. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The options expire on April 22, 2008.

      The Company has entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties. The Company made payments to the strategic consultant amounting to $0 in 2006, $47,155 in 2005 and $1,528,725 in 2004.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------

      Employment agreement
      --------------------
      In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provides for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company. The agreement was amended in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base monthly compensation was $18,333 in 2001 and $19,250 in 2002. In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options (see note 2). The agreement was amended again in 2005 to provide for annual increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to $698,934 effective as of January 1, 2007. The agreement expires on April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.

      In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were granted under the April 1998 agreement. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The first options expire on April 22, 2008.

      Royalty agreements
      ------------------
      In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to .75% on net sales of certain MED products as defined. In July 2001, these agreements were amended to increase the royalties to 1.5% of net sales of certain MED products as defined. In October 2004, the agreements were amended again. Pursuant to that amendment, in the event of a change in control of either MED or CPC of America, MED will be obligated to pay the CEO and the strategic consultant each minimum royalty payments of $4,000,000 per year. To date, MED has not had any sales.

      In October 2002, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to 2.5% of net sales of certain MCC products as defined. To date, MCC has not had any sales.

      Office lease
      ------------
      The Company leases its office space under a one-year lease at $1,190 per month from a related party. The lease expired November 30, 2005 and is now on a month-to-month basis. Actual rent expense was $12,380 in 2006 and $12,000 in 2005 and 2004.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


6. RELATED PARTY TRANSACTIONS
-----------------------------

      The Company has a consulting agreement with its strategic consultant, a related party (See note 5). The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------    CUMULATIVE
                                             2006          2005          2004      FROM INCEPTION
                                          -----------   -----------   -----------   -----------

      Research and development:
        Consulting                        $   501,769   $   457,561   $ 2,675,553   $ 5,032,090
        Expense reimbursements                     --         8,732        28,698       152,001
        Engineering development                    --        47,155     1,543,018     3,539,931
                                          -----------   -----------   -----------   -----------
          Total R&D to related parties        501,769       513,448     4,247,269     8,724,022
                                          -----------   -----------   -----------   -----------

      General and administrative:
        Consulting                            125,443       112,640       863,702     1,244,523
        Rent                                   12,380        12,000        12,000        69,680
        Expense reimbursements                     --         6,467        10,748       111,260
                                          -----------   -----------   -----------   -----------
                                              137,823       131,107       886,450     1,425,463
                                          -----------   -----------   -----------   -----------
      Total expenses to related parties   $   639,592   $   644,555   $ 5,133,719   $10,149,485
                                          ===========   ===========   ===========   ===========

7. MAJOR VENDORS
----------------

      In addition to the concentration of expenses to the related party described above, one vendor comprises approximately 95% in 2006, 39% in 2005, and 25% in 2004 of the Company's research and development expenditures to third parties. The loss of this vendor, however, would not have an impact on the current operations of the Company.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


8. SELECTED QUARTERLY DATA (UNAUDITED)
--------------------------------------

                                                           QUARTERS ENDED
                                         -------------------------------------------------
                                          DEC. 31      SEPT. 30     JUNE 30      MAR. 31
                                         ----------   ----------   ----------   ----------

                     2005
      Net revenues                       $       --   $       --   $       --   $       --
      Gross profit                               --           --           --           --
      Loss from operations                  395,940      455,308      390,853      442,502
      Net loss                           $  380,940   $  439,583   $  374,610   $  430,383
      Basic and diluted loss per share   $     0.06   $     0.08   $     0.07   $     0.08


                     2006
      Net revenues                       $       --   $       --   $       --   $       --
      Gross profit                               --           --           --           --
      Loss from operations                1,008,689      663,238      607,715      576,510
      Net loss                           $1,004,786   $  653,125   $  592,144   $  561,800
      Basic and diluted loss per share   $     0.13   $     0.09   $     0.09   $     0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management, including our principal executive and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of the inherent limitations in all control systems, we believe that no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

         Under the supervision and with the participation of the our management, including our principal executive officer and principal financial officer, we evaluated our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our independent registered accountants, Cacciamatta Accountancy Corp., has audited this assessment of our internal control over financial reporting and their report is included in this
Item 9A.

         During the fiscal quarter ended December 31, 2006, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of our chief executive officer and chief financial officer, as required by the rules of the SEC. Our chief executive officer and chief financial officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures were effective as of December 31, 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING



THE BOARD OF DIRECTORS AND SHAREHOLDERS
CPC OF AMERICA, INC.

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing above, that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CPC of America, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

         In our opinion, management's assessment that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CPC of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of CPC of America, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of CPC of America, Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 9, 2007

ITEM 9B. OTHER INFORMATION

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are our directors and officers.

      NAME                 AGE                      POSITION
---------------------    -------    --------------------------------------------

Rod A. Shipman             56       President, Secretary, Treasurer and Director
Rafe Cohen                 59       Director
William C. Lievense        59       Director


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

         Mr. Lievense has served as our director since October 1996. He has approximately 26 years of experience in the medical industry. Mr. Lievense has been employed since 2004 by Triad Hospitals, Inc. as the chief executive officer of its hospital in Jonesboro, Arkansas. Mr. Lievense was the president and chief executive officer of Columbia/Doctors Hospital of Sarasota, Florida, and its predecessor, Galen Health Care Corporation from 1993 to his recent retirement in January 2000. Mr. Lievense has worked for Humana, Inc., a nationwide owner and operator of hospitals and healthcare facilities, for 20 years, serving as its vice president and assistant regional manager from 1988 to 1993. He also worked for American Inhalation Representatives, Inc., a respiratory services company in Birmingham, Alabama. Mr. Lievense received a Bachelor of Arts degree in Sociology from Alma College in Alma, Michigan and received a Masters degree in Business Administration from the University of Louisville, Kentucky.

         All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

KEY CONSULTANTS TO THE COMPANY

         The CTM Group, Inc., has a consulting contract to provide strategic planning services to our company. Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is a founder of our company and served as our president, treasurer and chairman of the board from April 1996 to January 1997. Mr. Shabty was a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida. He is a former director of TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the founder, chairman of the board and chief executive officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. From October 1993 to September 1994, Mr. Shabty served as executive vice president of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. We made payments to CTM Group amounting to $639,592 in 2006, $644,555 in 2005 and $5,133,719 in 2004.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11. EXECUTIVE COMPENSATION

                      COMPENSATION DISCUSSION AND ANALYSIS

         OVERVIEW

         We have one full-time employee, our president and chief executive officer, Rod A. Shipman. In addition, for the past several years, our exclusive focus has been on the development and government approval of one product, our patented internal puncture closing device and technique known as "MedClose." As such, our company's executive compensation and benefit program is unique.

         Most public companies must develop and administer an executive compensation and benefit program that takes into account a several member management team, including the analysis and determination of their various performance goals and the development of a compensation package, typically including various forms of compensation of both long-term and short-term natures, that appropriately incentivizes and rewards management for achieving those goals. However, in developing and administering our executive compensation and benefit program, we must take into account just one executive. Further, in developing and administering an executive compensation and benefit program, most public companies start from the premise each member of management is responsible for specific and, to varying degrees, limited matters, and that each member is dependent and relies on each other. On the other hand, we are uniquely dependent on our president and chief executive officer for our management and day to day operations and, in turn, he is uniquely responsible for our success. Finally, since our exclusive focus over the last several years has been on the development of the MedClose device, our compensation program is designed to promote the success of the MedClose device by rewarding executive management in large part on the successful commercialization of sale of the product.

         Our executive compensation and benefit program takes into account these and other factors, as more fully described below.

         ROLE OF BOARD OF DIRECTORS

         Since 1998, we have had a three member board of directors, including Mr. Shipman and two independent directors, Mr. Rafe Cohen and Dr. William Lievense. During this period, we have had one employee, our president and chief executive officer, Rod A. Shipman. For this reason, our board of directors has not believed it to be necessary to appoint a compensation committee of the board. Instead, all matters concerning the compensation of Mr. Shipman have been unanimously approved by the independent members of our board of directors. We intend that all future actions concerning the compensation of our executive management will be subject to the approval of a majority of our independent directors until such time, if ever, as our board appoints a compensation committee.

         EXECUTIVE COMPENSATION PROGRAM

         EXECUTIVE EMPLOYMENT AGREEMENT. Our compensation of Mr. Shipman is governed by an employment agreement we entered into with Mr. Shipman in 1998, as subsequently amended in 1999, 2003 and 2005.

         On April 23, 1998, we entered into an employment agreement with Mr. Shipman to serve as our president and chief executive officer. Pursuant to the terms of that employment agreement, Mr. Shipman received an annual salary of $120,000. Effective April 1, 1999, the employment agreement was amended to increase his annual compensation to $220,000 and to permit Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. Effective January 1, 2003, the employment agreement amended to increase annual compensation to $354,312. In July 2005, the employment agreement was further amended to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007. By way of the July 2005 amendment, Mr. Shipman agreed to assume, and not seek reimburse for, any and all travel, entertainment and other business expenses incurred by him in connection with the performance of his duties.

         Mr. Shipman's employment agreement is for a term of ten years, expiring on April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement. Mr. Shipman's employment during the three year period following a change of control for reasons other than cause, death or disability, or if Mr. Shipman resigns during such period for good reason, we are obligated to pay Mr. Shipman an amount equal to his average annual compensation over the five years proceeding such termination of employment

         Pursuant to the April 1998 employment agreement, we granted Mr. Shipman options to purchase 2,000,000 shares of our common stock at an exercise price of $2.50 per share, which vest and first become exercisable in 200,000 share installments commencing on April 22, 1998 and on each of the next nine anniversaries of such date. The options expire on April 22, 2008. In October 2004, we granted Mr. Shipman options to purchase 275,000 shares of our common stock at an exercise price of $29.12 for services performed. The options vested immediately and expire on October 11, 2009. In October 2006, we granted to each of our directors, including Mr. Shipman, options to purchase 50,000 shares of our common stock at an exercise price of $30.00 per share. The options vested immediately and expire on October 12, 2009.

         In July 2000, the independent members of our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, a bonus to Mr. Shipman in the form of a royalty on the net sale of products of Med Enclosure derived from its patented technologies. Med Enclosure hold the patents and technologies underlying the MedClose device. Pursuant to the July 2002 royalty agreement, we awarded Mr. Shipman a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, the independent members of our board of directors approved an amendment to the royalty agreement increasing the royalty payable to Mr. Shipman to one and one-half percent (1.5%) on all net sales. In October 2002, the independent members of our board of directors approved a further amendment to the royalty agreement increasing the royalty payable to Mr. Shipman two and one-half percent (2.5%) on all net sales. In October 2004, the independent members of our board of directors approved a further amendment to the royalty agreement to provide that in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman minimum royalty payments on net sales of $4,000,000 per year.

         In October 2002, we caused Med Enclosure LLC to grant a non-exclusive license to our other wholly-owned subsidiary, Med Close Corp., for its use of the patents and technologies underlying the MedClose device for the development and commercialization of non-cardiac applications of the MedClose. At the same time, the independent members of our board of directors approved, and caused Med Close Corp. to award, a bonus to Mr. Shipman in the form of a royalty in the amount of two and one-half percent (2.5%) on all net sales on the net sale of products of Med Close Corp. derived from its licensed technologies.

         COMPONENTS OF OUR COMPENSATION PROGRAM.

         Our executive compensation program consists of three components: base salary, long-term incentives in the form of stock option awards and royalties on product sales and severance/termination protection. As noted above, the primary objective of our compensation program is to promote the successful development and commercialization or sale of the MedClose device. A secondary objective of our compensation program is to minimize our ongoing cash expense for executive compensation.

         SHORT TERM COMPENSATION. We utilize short term compensation, including base salary, to motivate and reward our key executive in accordance with our performance on objectives. We believe our key executive's base salary recognizes the experience, skills, knowledge and responsibilities required of such executive officer, as well as competitive market conditions. As noted above, we have adjusted upward our key executive's base salary from time to time. Increases were considered within the context of overall merit based on the perceived progress in the development of the MedClose technologies and other corporate undertakings. We did not apply any specific formulas to determine increases.

         Commencing in 1999, we have allowed Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. During the last seven fiscal years, virtually all base salary and expense reimbursements payable to Mr. Shipman have been offset against the exercise price of his option exercises. This has virtually eliminated our cash outlay for employee related expenses and positively affected our cash flow from operations.

         LONG-TERM COMPENSATION. At present, our long-term compensation consists of stock option awards and royalties on product sales. Both forms of long-term compensation are designed to align management's performance objectives with the interests of our stockholders. The independent members of our board of directors have granted options to our key executive in order to enable him to participate in the long term appreciation of our stockholder value, while personally feeling the impact of any business setbacks, whether Company-specific or industry based. Additionally, stock options provide a means of ensuring the retention of the key executive, inasmuch as most of his options are subject to vesting over an extended period of time. All options granted to our key executive included an exercise price equal to the market price on the date of grant.

         For the past several years, our exclusive focus has been on the development and government approval of one product, our patented internal puncture closing device and technique known as "MedClose." We believe that the royalty on sales of products based on the MedClose patents further aligns management's performance objectives with the interests of our stockholders.

         BENEFITS AND PERQUISITES. We do not provide any benefits or perquisites to our executive officer.

         SEVERANCE COMPENSATION & TERMINATION PROTECTION. We have entered into an employment agreement with our key executive. As noted above, the agreement provides that if we terminate Mr. Shipman's employment during the three year period following a change of control for reasons other than cause, death or disability, or if Mr. Shipman resigns during such period for good reason, we are obligated to pay Mr. Shipman an amount equal to his average annual compensation over the five years preceding such termination.

                            BOARD COMPENSATION REPORT

      The Board of Directors of CPC of America, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                                        THE BOARD OF DIRECTORS

                                                        Rod A. Shipman, Chairman
                                                        Rafe Cohen
                                                        William C. Lievense


                           SUMMARY COMPENSATION TABLE

         The following table sets forth for our sole executive officer, Rod
Shipman: (i) the dollar value of base salary earned during 2006; (ii) the dollar value of all other compensation for 2006; and (iii) the dollar value of total compensation for 2006.

  -------------------------------------------------------------------------------------------------------------
     Name    Year    Salary     Bonus    Stock   Option    Non-Equity     Change in      All Other    Total
     and               ($)       ($)     Awards  Awards    Incentive       Pension      Compensation   ($)
  Principal                               ($)      ($)        Plan         Value and        ($)
  Position                                                Compensation   Nonqualified
                                                               ($)         Deferred
                                                                         Compensation
                                                                         Earnings ($)
     (a)      (b)      (c)       (d)      (e)      (f)         (g)            (h)           (i)        (j)
  -------------------------------------------------------------------------------------------------------------
  Rod A.     2006   $627,213     $0       $0     $81,089       $0             $0            $0       $708,302
  Shipman,
  CEO
  -------------------------------------------------------------------------------------------------------------

         o Of the $627,213 in salary earned in 2006, $470,409 was paid, via offset against the exercise payable by Mr. Shipman on his option exercises during 2006 and $156,804 was accrued as of December 31, 2006.
         o The dollar amount in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS
              123(R). Assumptions used in the calculation of this amount are included in footnote (2) to our audited financial statement for the fiscal year ended December 31, 2006 included elsewhere in this report.



                                                GRANT OF PLAN-BASED AWARDS TABLE

-------------------------------------------------------------------------------------------------------------------------------
  Name    Grant              Estimated Future Payouts    Estimated Future Payouts    All Other  All Other   Exercise
          Date                   Under Non-Equity         Under Equity Incentive       Stock     Option      or Base
                               Incentive Plan Awards            Plan Awards           Awards:    Awards:    Price of
                                                                                      Number    Number of    Option
                                                                                     of Shares  Securities   Awards
                                                                                     of Stock   Underlying   ($/Sh)
                                                                                     or Units    Options
                                                                                        (#)        (#)
                            ---------------------------------------------------------------------------------------------------
                            Threshold  Target  Maximum  Threshold  Target   Maximum
                                ($)     ($)      ($)       (#)      (#)       (#)
   (a)     (b)    (b2) (b3)     (c)     (d)      (e)       (f)      (g)       (h)       (i)        (j)         (k)      (k2)
-------------------------------------------------------------------------------------------------------------------------------
Rod A.
Shipman  10/12/06               $0      $0       $0        $0       $0         $0      50,000     50,000     $30.000
-------------------------------------------------------------------------------------------------------------------------------




                                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

------------------------------------------------------------------------------------------------------------------------------
                                OPTION AWARDS                                              STOCK AWARDS
------------------------------------------------------------------------------------------------------------------------------
  Name     Number        Number        Equity     Option    Option      Number     Market   Equity IncentiveEquity Incentive
             of            of         Incentive  Exercise Expiration      of      Value of    Plan Awards:    Plan Awards:
         Securities    Securities   Plan Awards:   Price     Date     Shares or   Shares or      Number         Market or
         Underlying    Underlying     Number of     ($)                Units of   Units of    of Unearned      PayoutValue
         Unexercised   Unexercised   Securities                         Stock       Stock   Shares, Units or   of Unearned
           Options       Options     Underlying                       That Have   That Have   Other Rights  Shares, Units or
             (#)           (#)       Unexercised                         Not         Not       That Have      Other Rights
         Exercisable  Unexercisable   Unearned                          Vested     Vested      Not Vested       That Have
                                       Options                           (#)         ($)          (#)          Not Vested
                                         (#)                                                                       ($)

 (a)         (b)           (c)           (d)        (e)       (f)        (g)         (h)          (i)              (j)
------------------------------------------------------------------------------------------------------------------------------
Rod A.
Shipman   1,230,578      200,000          0        $2.50    4/22/08       0           0            0                0
------------------------------------------------------------------------------------------------------------------------------

           275,000          0             0       $29.12   10/11/09
------------------------------------------------------------------------------------------------------------------------------

           50,000           0             0       $30.00   10/12/09
------------------------------------------------------------------------------------------------------------------------------

         o    The common shares reported in column (c) vest on April 22, 2007



                           OPTION EXERCISES AND STOCK VESTED TABLE

-----------------------------------------------------------------------------------------------
                        Option Awards                              Stock Awards
-----------------------------------------------------------------------------------------------
    Name      Number of Shares     Value Realized    Number of Shares      Value Realized
            Acquired on Exercise     on Exercise    Acquired on Vesting      on Vesting
                    (#)                  ($)               (#)                  ($)
     (a)            (b)                  (c)               (d)                  (e)
-----------------------------------------------------------------------------------------------
  Rod A.
  Shipman         120,853            $1,179,319             0                    0
-----------------------------------------------------------------------------------------------


                                            DIRECTOR COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
   Name      Fees Earned   Stock    Option      Non-Equity       Change in Pension      All Other      Total
             or Paid in    Awards   Awards    Incentive Plan  Value and Nonqualified   Compensation     ($)
                Cash        ($)       ($)      Compensation    Deferred Compensation       ($)
                 ($)                               ($)              Earnings
                                                                      ($)
    (a)          (b)        (c)       (d)          (e)                (f)                  (g)          (h)
------------------------------------------------------------------------------------------------------------------
 Rafe Cohen      $0         $0      $51,089        $0                 $0                   $0         $51,089
------------------------------------------------------------------------------------------------------------------
 William         $0         $0      $51,089        $0                 $0                   $0         $51,089
 Lievense
------------------------------------------------------------------------------------------------------------------

         o In October 2006, we granted to each of our directors, including Mr. Shipman, options to purchase 50,000 shares of our common stock at an exercise price of $30.00 per share. The options vested immediately and expire on October 12, 2009
         o The dollar amount in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in footnote (2) to our audited financial statement for the fiscal year ended December 31, 2006 included elsewhere in this report.
         o At the present time, directors receive no compensation for serving as directors of the company, however, we may in the future begin to compensate our non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 13, 2007 by
(i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

       NAME AND ADDRESS                 NUMBER OF SHARES      PERCENTAGE OWNED
--------------------------------------  ----------------      ------------------

Rod A. Shipman(1) (2)                          2,316,681            22.1%
Rafe Cohen(1)                                    112,000             1.3%
William C. Lievense(1)                           115,000             1.3%
CTM Group, Inc.(3)(4)                          3,126,626            29.9%
All officers and directors as a group
 (three persons)                               2,543,681            24.8%

-----------------------
(1) Address is 6336 17th Street Circle East, Sarasota, Florida 34243.

(2) Includes options granted to Mr. Shipman to purchase 1,555,578 shares of common stock. Does not include options to purchase 200,000 shares of common stock, which are subject to vesting.

(3) Address is 1350 East Flamingo, #800, Las Vegas, Nevada 89119.

(4) Includes options granted to the CTM Group to purchase 1,901,826 shares of common stock. Does not include options to purchase 200,000 shares of common stock, which are subject to vesting.


EQUITY COMPENSATION PLANS

         The following table sets forth certain information as of December 31, 2006 concerning our equity compensation plans:

                                Number of Common
                            Shares to Be Issued Upon    Weighted- Average        Number of Common
                             Exercise of Outstanding    Exercise Price of        Shares Remaining
      Plan Category                  Options           Outstanding Options    Available for Issuance
--------------------------  ------------------------   -------------------    ----------------------

Equity compensation plan             750,000                  $29.35                 2,435,534
approved by shareholders

Equity compensation plan            3,278,206                 $2.50                     N/A
not approved by
shareholders (1)

-----------------------
(1) Represents shares of common stock issuable to Rod Shipman and CTM Group, Inc. pursuant to option agreements entered into with us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1998, we entered into a Consulting Agreement with CTM Group, Inc. In May 2005, CTM Group and we amended the consulting agreement to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007.

         In July 2000, our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, bonuses to our chief executive officer, Rod A. Shipman and CTM Group, Inc in the form of a royalty on the net sale of products of Med Enclosure derived from two of its three patents. Under the original royalty agreements, Mr. Shipman and CTM Group were to each receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved amendments to the royalty agreements increasing the royalties payable to Mr. Shipman and CTM Group to one and one-half percent (1.5%) on all net sales. In October 2004, our board of directors approved further amendments to the royalty agreements with Mr. Shipman and CTM Group. Pursuant to those amendments, in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman and CTM Group each minimum royalty payments of $4,000,000 per year. CTM Group beneficially owns approximately 29.9% of our outstanding common shares.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our board of directors has selected Cacciamatta Accountancy Corporation as our independent accountants to audit our consolidated financial statements for the fiscal year 2006. Cacciamatta Accountancy Corporation previously audited our consolidated financial statements for the two fiscal years ended December 31, 2005 and 2004.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to us by Cacciamatta Accountancy Corporation for the years ended December 31, 2006 and 2005 were as follows:

              Services Provided                    2006             2005
              ----------------------------     -----------      ------------
              Audit Fees                         $78,000          $108,000
              Audit Related Fees                   -0-              -0-
              Tax Fees                             -0-              -0-
              All Other Fees                       -0-              -0-
                                               -----------      ------------
                      Total...............       $78,000          $108,000


         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2006 and 2005 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. There were no fees billed for the years ended December 31, 2006 and 2005 for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. There were no billed for the years ended December 31, 2006 and 2005 for services other than the services described above.

PRE-APPROVAL POLICIES AND PROCEDURES

         We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Cacciamatta Accountancy Corporation and the estimated fees related to these services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) LIST OF FINANCIAL STATEMENTS.

         Report of Independent Registered Public Accounting Firm.............F-1
         Consolidated Balance Sheets at December 31, 2006 and 2005...........F-2
         Consolidated Statements of Operations for the three years ended
           December 31, 2006 and cumulative from inception (April 11, 1996)
           to December 31, 2006..............................................F-3
         Consolidated Statements of Shareholders' Equity (Deficit)
           From inception (April 11, 1996) to December 31, 2006..............F-4
         Consolidated Statements of Cash Flows for the three years ended
           December 31, 2006 and cumulative from inception (April 11, 1996)
           to December 31, 2006..............................................F-7
         Notes to Consolidated Financial Statements..........................F-9


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

         (c) FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CPC OF AMERICA, INC.

Date: March 14, 2007           By: /s/ Rod A. Shipman
                                   ---------------------------------------------
                                   Rod A. Shipman, President, Chief
                                   Executive Officer and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                        Capacity                            Date
----                        --------                            ----

/s/ Rod A. Shipman          Chairman of the Board               March 14, 2007
-------------------------
Rod A. Shipman

/s/ Rafe Cohen              Director                            March 14, 2007
-------------------------
Rafe Cohen

/s/ William Lievense        Director                            March 14, 2007
-------------------------
William Lievense