Form 10-Q
period 2007-03-31
CPC OF AMERICA INC
filed 2007-05-10
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                             Yes  X      No
                                -----      -----

      Check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                       -----                   -----                       -----

      Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes         No  X
                                -----      -----

      As of May 7, 2007, the registrant had 8,590,653 shares of its $.0005 par value common stock issued and outstanding.

                              CPC OF AMERICA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2007


PART I - FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------
ITEM 1.      FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
  December 31, 2006 and March 31, 2007.......................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods ended March 31, 2007 and 2006 and
  for the period from inception (April 11, 1996) to March 31, 2007...........F-2
Unaudited Condensed Consolidated Statements of Shareholders' Equity
  (Deficit) from inception (April 11, 1996) to March 31, 2007................F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 2007 and 2006 and for the period from inception (April 11, 1996) to March 31, 2007..........................F-4
Notes to Unaudited Condensed Consolidated Financial Statements...............F-6

                                         CPC OF AMERICA, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)

                                                                                         MARCH 31,       DECEMBER 31,
                                                                                           2007              2006
                                                                                      --------------    --------------
                                   ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                $       39,511    $      255,079
  Prepaid expenses                                                                           173,146           419,059
                                                                                      --------------    --------------

TOTAL CURRENT ASSETS                                                                         212,657           674,138

PATENTS, NET OF ACCUMULATED AMORTIZATION                                                     355,827           367,207
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                                    1,832             1,936
CASH SURRENDER VALUE OF LIFE INSURANCE                                                       698,883           698,883
                                                                                      --------------    --------------

TOTAL ASSETS                                                                          $    1,269,199    $    1,742,164
                                                                                      ==============    ==============

                     LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans from officer                                                                   $      13,715    $            -
  Accounts payable                                                                            63,216           127,332
  Accrued payroll                                                                            329,287           156,859
  Accrued dividends payable                                                                1,823,107         1,716,625
                                                                                      --------------    --------------

TOTAL CURRENT LIABILITIES                                                                  2,229,325         2,000,816
                                                                                      --------------    --------------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C - 291,384 and 291,384 shares issued and outstanding at March 31, 2007
       and December 31, 2006, respectively                                                       291               291
     Series D - 655,576 and 656,123 shares issued and outstanding at March 31, 2007
       and December 31, 2006, respectively                                                       656               657
  Common stock, 20,000,000 shares authorized, $.0005 par value, 8,521,659 and
     8,449,984 shares issued and outstanding at March 31, 2007 and December 31,
     2006, respectively                                                                        4,261             4,225
  Additional paid in capital - preferred                                                  10,602,312        10,714,773
  Additional paid in capital - common                                                     18,728,740        18,528,494
  Deficit accumulated during the development stage                                       (30,296,386)      (29,507,092)
                                                                                      --------------    --------------

TOTAL SHAREHOLDERS' EQUITY                                                                  (960,126)         (258,652)
                                                                                      --------------    --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                              $    1,269,199    $    1,742,164
                                                                                      ==============    ==============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                                                                          CUMULATIVE
                                                                          THREE MONTHS ENDED            FROM INCEPTION
                                                                               MARCH 31,               (APRIL 11, 1996)
                                                                    -------------------------------      TO MARCH 31,
                                                                         2007             2006               2007
                                                                    --------------   --------------    -----------------

COSTS AND EXPENSES
Research and development - related party                            $      137,987   $      125,443    $       8,862,009
Research and development - other                                           437,940          224,459            9,724,959
                                                                    --------------   --------------    -----------------
                                                                           575,927          349,902           18,586,968
                                                                    --------------   --------------    -----------------
General and administrative - related party                                  38,068           34,361            1,463,531
General and administrative - other                                         177,483          192,247            6,211,984
                                                                    --------------   --------------    -----------------
                                                                           215,551          226,608            7,675,515
                                                                    --------------   --------------    -----------------

OPERATING LOSS                                                            (791,478)        (576,510)         (26,262,483)
                                                                    --------------   --------------    -----------------
OTHER INCOME (EXPENSE)
Interest expense                                                                 -                -               (8,954)
Interest income                                                              2,184           14,710              305,746
                                                                    --------------   --------------    -----------------
                                                                             2,184           14,710              296,792
                                                                    --------------   --------------    -----------------

NET LOSS                                                            $     (789,294)  $     (561,800)   $     (25,965,691)
                                                                    ==============   ==============    =================

LOSS PER SHARE CALCULATION:
Net Loss                                                            $     (789,294)  $     (561,800)
Preferred dividend                                                        (107,462)        (111,009)
                                                                    --------------   --------------
  Numerator                                                         $     (896,756)  $     (672,809)
                                                                    ==============   ==============

BASIC AND DILUTED NET LOSS PER SHARE                                $        (0.11)  $        (0.09)
                                                                    ==============   ==============

Basic and diluted weighted average number
  of common shares outstanding - denominator                             8,491,876        7,667,097
                                                                    ==============   ==============

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
  Outstanding options                                                    3,957,404        4,395,215
  Preferred stock                                                        1,600,839        1,623,436



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                               CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     Consolidated Statements of Shareholders' Equity (Deficit)
                                         From inception (April 11, 1996) to March 31, 2007


                                             PREFERRED STOCK                      COMMON STOCK
                               -------------------------------------------- -----------------------
                                      SERIES A              SERIES B                                               ADDITIONAL
                               ---------------------- --------------------                            STOCK         PAID-IN
                                 NUMBER                 NUMBER                 NUMBER                 OPTION        CAPITAL-
                                OF SHARES     TOTAL    OF SHARES    TOTAL    OF SHARES     TOTAL       COSTS         COMMON
                               ------------ --------- ----------- --------- ------------ ---------- ------------ --------------

Initial capitalization                  -    $     -           -   $     -    2,400,000   $ 1,200     $      -    $          -
Issuance of common
  stock for a note                      -          -           -         -      300,000       150            -               -
Issuance of common
  stock for cash                        -          -           -         -      100,000        50            -           4,950
Issuance of common
  stock for services                    -          -           -         -      764,000       382            -          37,818
Net loss for 1996                       -          -           -         -            -         -            -               -
                               ------------ --------- ----------- --------- ------------ ---------- ------------ --------------
 BALANCE, DECEMBER 31, 1996             -          -           -         -    3,564,000     1,782            -          42,768
Exercise of options                     -          -           -         -       26,666        13            -          29,987
Issuance of common stock
  for cash and conversion
  of note payable ($77,000)             -          -           -         -      640,000       320            -         927,680
Net loss for 1997                       -          -           -         -            -         -            -               -
                               ------------ --------- ----------- --------- ------------ ---------- ------------ --------------
 BALANCE, DECEMBER 31, 1997             -          -           -         -    4,230,666     2,115            -       1,000,435
Exercise of options                     -          -           -         -       57,000        29            -         114,971
Issuance of common
  stock for cash                        -          -           -         -       40,000        20            -          57,980
Issuance of preferred
  stock for cash                    8,824          9           -         -            -         -            -               -
Valuation of beneficial
  conversion feature on
  Series A Preferred                    -          -           -         -            -         -            -               -
Contribution of officer's
  salary                                -          -           -         -            -         -            -          80,000
Net loss for 1998                       -          -           -         -            -         -            -               -
                               ------------ --------- ----------- --------- ------------ ---------- ------------ --------------
 BALANCE, DECEMBER 31, 1998         8,824          9           -         -    4,327,666     2,164            -       1,253,386
Exercise of warrants                    -          -           -         -      209,490       105            -         366,503
Exercise of options                     -          -           -         -      146,904        73            -         177,289
Issuance of preferred
  stock for cash                   70,469         70           -         -            -         -            -               -
Preferred stock dividend                -          -           -         -            -         -            -               -
Valuation of beneficial
  conversion feature on
  Series A Preferred                    -          -           -         -            -         -            -               -
Repurchase of common
  shares                                -          -           -         -     (560,000)     (280)           -               -
Net loss for 1999                       -          -           -         -            -         -            -               -
                               ------------ --------- ----------- --------- ------------ ---------- ------------ --------------
 BALANCE, DECEMBER 31, 1999        79,293    $    79           -   $     -    4,124,060   $ 2,062     $      -    $  1,797,178
                               ============ ========= =========== ========= ============ ========== ============ ==============



                           CPC OF AMERICA, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statements of Shareholders' Equity (Deficit)
                     From inception (April 11, 1996) to March 31, 2007


                                                             DEFICIT
                                            ADDITIONAL     ACCUMULATED
                                             PAID-IN       DURING THE        TOTAL
                                             CAPITAL-      DEVELOPMENT    SHAREHOLDERS'
                                            PREFERRED        STAGE       EQUITY(DEFICIT)
                                          ------------- --------------- ----------------

Initial capitalization                     $         -   $          -    $        1,200
Issuance of common
  stock for a note                                   -              -               150
Issuance of common
  stock for cash                                     -              -             5,000
Issuance of common
  stock for services                                 -              -            38,200
Net loss for 1996                                    -        (59,079)          (59,079)
                                          ------------- --------------- ----------------
 BALANCE, DECEMBER 31, 1996                          -        (59,079)          (14,529)
Exercise of options                                  -              -            30,000
Issuance of common stock
  for cash and conversion
  of note payable ($77,000)                          -              -           928,000
Net loss for 1997                                    -       (457,829)         (457,829)
                                          ------------- --------------- ----------------
 BALANCE, DECEMBER 31, 1997                          -       (516,908)          485,642
Exercise of options                                  -              -           115,000
Issuance of common
  stock for cash                                     -              -            58,000
Issuance of preferred
  stock for cash                                74,991              -            75,000
Valuation of beneficial
  conversion feature on
  Series A Preferred                            25,000        (25,000)                -
Contribution of officer's
  salary                                             -              -            80,000
Net loss for 1998                                    -       (640,580)         (640,580)
                                          ------------- --------------- ----------------
 BALANCE, DECEMBER 31, 1998                     99,991     (1,182,488)          173,062
Exercise of warrants                                 -              -           366,608
Exercise of options                                  -              -           177,362
Issuance of preferred
  stock for cash                               598,930              -           599,000
Preferred stock dividend                       (25,725)             -           (25,725)
Valuation of beneficial
  conversion feature on
  Series A Preferred                           199,486       (199,486)                -
Repurchase of common
  shares                                             -                             (280)
Net loss for 1999                                    -     (1,329,328)       (1,329,328)
                                          ------------- --------------- ----------------
 BALANCE, DECEMBER 31, 1999                $   872,682   $ (2,711,302)   $      (39,301)
                                          ============= =============== ================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                           F-3a

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                         From inception (April 11, 1996) to March 31, 2007


                                                             PREFERRED STOCK                                       COMMON STOCK
                             ---------------------------------------------------------------------------------- -------------------
                                  SERIES A            SERIES B             SERIES C             SERIES D
                             ------------------- ------------------- -------------------- ---------------------
                               NUMBER              NUMBER              NUMBER               NUMBER                NUMBER
                              OF SHARES   TOTAL   OF SHARES   TOTAL   OF SHARES   TOTAL    OF SHARES    TOTAL    OF SHARES   TOTAL
                             ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------

BALANCE, DECEMBER 31, 1999       79,293   $  79           -   $   -           -   $    -           -    $    -   4,124,060  $ 2,062
 Exercise of warrants                 -       -           -       -           -        -           -         -     365,500      183
 Exercise of options                  -       -           -       -           -        -           -         -     223,832      113
 Issuance of preferred stock
  for cash                            -       -      71,429      71           -        -           -         -           -        -
 Valuation of beneficial
  conversion feature on
  Series B Preferred                  -       -           -       -           -        -           -         -           -        -
 Conversion of Series A
  Preferred into common
  shares                        (70,469)    (70)          -       -           -        -           -         -     131,996       66
 Beneficial conversion
  feature on Series  A
  Preferred shares                    -       -           -       -           -        -           -         -           -        -
 Settlement of lawsuit                -       -           -       -           -        -           -         -      33,333       17
 Purchase of patent                   -       -           -       -           -        -           -         -      47,042       24
 Stock option costs                   -       -           -       -           -        -           -         -           -        -
 Amortization of stock
  option costs                        -       -           -       -           -        -           -         -           -        -
 Cancellation of common
  shares                              -       -           -       -           -        -           -         -     (89,000)     (45)
 Net loss for 2000                    -       -           -       -           -        -           -         -           -        -
                             ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE, DECEMBER 31, 2000        8,824       9      71,429      71           -        -           -         -   4,836,763    2,420
 Exercise of options                  -       -           -       -           -        -           -         -     360,394      180
 Issuance of common stock
  for services                        -       -           -       -           -        -           -         -     100,000       50
 Issuance of preferred stock
  for cash                            -       -     113,715     114      95,123       95           -         -           -        -
 Valuation of beneficial
  conversion feature on
  Series B Preferred                  -       -           -       -           -        -           -         -           -        -
 Valuation of beneficial
  conversion feature on
  Series C Preferred                  -       -           -       -           -        -           -         -           -        -
 Conversion of  preferred
  stock and accrued dividends
  into common shares             (8,824)     (9)   (113,715)   (114)          -        -           -         -     330,327      165
 Preferred stock dividend             -       -           -       -           -        -           -         -           -        -
 Issuance of common stock             -       -           -       -           -        -           -         -           -        -
  options for services                -       -           -       -           -        -           -         -           -        -
 Amortization of stock
  option costs                        -       -           -       -           -        -           -         -           -        -
 Net loss for 2001                    -       -           -       -           -        -           -         -           -        -
                             ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE, DECEMBER 31, 2001            -       -      71,429      71      95,123       95           -         -   5,627,484    2,815
 Exercise of options                  -       -           -       -           -        -           -         -     282,480      140
 Conversion of  preferred
  stock and accrued dividends
  into common shares                  -       -     (71,429)    (71)    (18,576)     (19)          -         -     241,627      120
 Valuation of beneficial
  conversion feature on
  Series C Preferred                  -       -           -       -           -        -           -         -           -        -
 Cancellations of shares              -       -           -       -                                -         -    (535,933)    (268)
 Issuance of preferred stock
  for cash                            -       -           -       -     264,657      265     110,627       111           -        -
 Amortization of stock
  option costs                        -       -           -       -           -        -           -         -           -        -
 Preferred stock dividend             -       -           -       -           -        -           -         -           -        -
 Purchase of Med Enclosure
  Stock                               -       -           -       -           -        -           -         -      10,000        5
 Net loss for 2002                    -       -           -       -           -        -           -         -           -        -
                             ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE DECEMBER 31, 2002             -   $   -           -   $   -     341,204   $  341     110,627    $  111   5,625,658  $ 2,812
                             =========== ======= =========== ======= =========== ======== =========== ========= =========== =======

(CONTINUED)

                                                                F-3b

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Statements of Shareholders' Equity (Deficit)
                               From inception (April 11, 1996) to March 31, 2007


                                                                               DEFICIT
                                                ADDITIONAL     ADDITIONAL    ACCUMULATED
                                     STOCK       PAID-IN        PAID-IN      DURING THE          TOTAL
                                    OPTION       CAPITAL-       CAPITAL-     DEVELOPMENT     SHAREHOLDERS'
                                     COSTS       COMMON        PREFERRED        STAGE       EQUITY (DEFICIT)
                                   --------- --------------- ------------- --------------- ------------------

BALANCE, DECEMBER 31, 1999         $       -  $  1,797,178   $    872,682  $   (2,711,302)  $        (39,301)
 Exercise of warrants                      -       639,442              -               -            639,625
 Exercise of options                       -       258,528              -               -            258,641
 Issuance of preferred stock
  for cash                                 -             -        624,929               -            625,000
 Valuation of beneficial
  conversion feature on
  Series B Preferred                       -             -        208,125        (208,125)                 -
 Conversion of Series A
  Preferred into common
  shares                                   -       624,659       (598,930)              -             25,725
 Beneficial conversion
  feature on Series  A
  Preferred shares                         -       199,486       (199,486)              -                  -
 Settlement of lawsuit                     -       199,983              -               -            200,000
 Purchase of patent                        -       235,184              -               -            235,208
 Stock option costs                 (280,000)      280,000              -               -                  -
 Amortization of stock
  option costs                       105,000             -              -               -            105,000
 Cancellation of common
  shares                                   -             -              -               -                (45)
 Net loss for 2000                         -             -              -      (1,749,444)        (1,749,444)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE, DECEMBER 31, 2000          (175,000)    4,234,460        907,320      (4,668,871)           300,409
 Exercise of options                       -       413,483              -               -            413,663
 Issuance of common stock
  for services                             -       255,450              -               -            255,500
 Issuance of preferred stock
  for cash                                 -             -      1,841,392               -          1,841,601
 Valuation of beneficial
  conversion feature on
  Series B Preferred                       -             -        331,636        (331,636)                 -
 Valuation of beneficial
  conversion feature on
  Series C Preferred                       -             -        282,233        (282,233)                 -
 Conversion of  preferred
  stock and accrued dividends
  into common shares                       -     1,081,316     (1,069,887)                            11,471
 Preferred stock dividend                  -             -        (63,397)                           (63,397)
 Issuance of common stock                  -             -              -               -                  -
  options for services                     -        20,000              -               -             20,000
 Amortization of stock
  option costs                       140,000             -              -               -            140,000
 Net loss for 2001                         -             -              -      (1,968,471)        (1,968,471)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE, DECEMBER 31, 2001           (35,000)    6,004,709      2,229,297      (7,251,211)           950,776
 Exercise of options                       -       317,650              -               -            317,790
 Conversion of  preferred
  stock and accrued dividends
  into common shares                       -       790,205       (783,495)              -              6,740
 Valuation of beneficial
  conversion feature on
  Series C Preferred                       -             -      1,122,521      (1,122,521)                 -
 Cancellations of shares                   -      (199,732)             -               -           (200,000)
 Issuance of preferred stock
  for cash                                 -             -      3,367,233               -          3,367,609
 Amortization of stock
  option costs                        35,000             -              -               -             35,000
 Preferred stock dividend                  -             -       (122,861)                          (122,861)
 Purchase of Med Enclosure
  Stock                                    -        53,495              -               -             53,500
 Net loss for 2002                         -             -              -      (3,460,574)        (3,460,574)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE DECEMBER 31, 2002          $       -  $  6,966,327   $  5,812,695  $   (11,834,306) $       (947,980)
                                   ========= =============== ============= =============== ==================


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                     F-3c


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to March 31, 2007



                                                              PREFERRED STOCK                                       COMMON STOCK
                              ---------------------------------------------------------------------------------- -------------------
                                   SERIES A            SERIES B             SERIES C             SERIES D
                              ------------------- ------------------- -------------------- ---------------------
                                NUMBER              NUMBER              NUMBER               NUMBER                NUMBER
                               OF SHARES   TOTAL   OF SHARES   TOTAL   OF SHARES   TOTAL    OF SHARES    TOTAL    OF SHARES   TOTAL
                              ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------

BALANCE, DECEMBER 31, 2002             -   $   -           -   $   -     341,204   $  341     110,627    $  111   5,625,658  $ 2,812
 Exercise of options                   -       -           -       -           -        -           -         -     775,117      388
 Conversion of  preferred
  stock and accrued dividends
  into common share                    -       -           -       -     (26,786)     (27)          -         -      73,800       37
 Valuation of beneficial
  conversion feature on
  Series D Preferred                   -       -           -       -           -        -           -         -           -        -
 Issuance of preferred stock
  for cash                             -       -           -       -           -        -     708,709       709           -        -
 Preferred stock dividend              -       -           -       -           -        -           -         -           -        -
 Net loss for 2003                     -       -           -       -           -        -           -         -           -        -
                              ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE, DECEMBER 31, 2003             -       -           -       -     314,418      314     819,336       820   6,474,575    3,237
 Exercise of options                   -       -           -       -           -        -           -         -     460,775      230
 Conversion of  preferred
  stock and accrued dividends
  into common share                    -       -           -       -     (11,236)     (11)    (27,873)      (28)     70,918       36
 Preferred stock dividend              -       -           -       -           -        -           -         -           -        -
 Stock option costs                    -       -           -       -           -        -           -         -           -        -
 Net loss for 2004                     -       -           -       -           -        -           -         -           -        -
                              ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE, DECEMBER 31, 2004             -       -           -       -     303,182      303     791,463       792   7,006,268    3,503
 Exercise of options                   -       -           -       -           -        -           -         -     470,393      235
 Conversion of  preferred
  stock and accrued dividends
  into common share                    -       -           -       -      (6,180)      (6)   (106,922)     (107)    176,405       88
 Preferred stock dividend              -       -           -       -           -        -           -         -           -        -
 Issuance of common stock
  for patent                           -       -           -       -           -        -           -         -       4,000        2
 Net loss for 2005                     -       -           -       -           -        -           -         -           -        -
                              ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE, DECEMBER 31, 2005             -       -           -       -     297,002      297     684,541       685   7,657,066    3,828
 Exercise of options                   -       -           -       -           -        -           -         -     732,699      367
 Conversion of  preferred
  stock and accrued dividends
  into common share                    -       -           -       -      (5,618)      (6)    (28,418)      (28)     60,219       30
 Preferred stock dividend              -       -           -       -           -        -           -         -           -        -
 Stock option costs                    -       -           -       -           -        -           -         -           -        -
 Expenses paid by
  officer/shareholder                  -       -           -       -           -        -           -         -           -        -
 Net loss for 2006                     -       -           -       -           -        -           -         -           -        -
                              ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE, DECEMBER 31, 2006             -       -           -       -     291,384      291     656,123       657   8,449,984    4,225
 Exercise of options                   -       -           -       -           -        -           -         -      70,802       35
 Conversion of  preferred
  stock and accrued dividends
  into common share                    -       -           -       -           -        -        (547)       (1)        873        1
 Preferred stock dividend              -       -           -       -           -        -           -         -           -        -
 Stock option costs                    -       -           -       -           -        -           -         -           -        -
 Net loss for Q1 2007                  -       -           -       -           -        -           -         -           -        -
                              ----------- ------- ----------- ------- ----------- -------- ----------- --------- ----------- -------
BALANCE, MARCH 31, 2007                -  $    -           -  $    -     291,384   $  291     655,576    $  656   8,521,659  $ 4,261
                              =========== ======= =========== ======= =========== ======== =========== ========= =========== =======

(CONTINUED)

                                                                F-3d


                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Statements of Shareholders' Equity (Deficit)
                               From inception (April 11, 1996) to March 31, 2007


                                                                               DEFICIT
                                                ADDITIONAL     ADDITIONAL    ACCUMULATED
                                     STOCK       PAID-IN        PAID-IN      DURING THE          TOTAL
                                    OPTION       CAPITAL-       CAPITAL-     DEVELOPMENT     SHAREHOLDERS'
                                     COSTS       COMMON        PREFERRED        STAGE       EQUITY (DEFICIT)
                                   --------- --------------- ------------- --------------- ------------------

BALANCE, DECEMBER 31, 2002         $      -   $  6,966,327   $  5,812,695  $  (11,834,306)  $        947,980
 Exercise of options                      -      1,351,807              -               -          1,352,195
 Conversion of  preferred
  stock and accrued dividends
  into common share                       -        263,034       (244,973)              -             18,071
 Valuation of beneficial
  conversion feature on
  Series D Preferred                      -              -      2,161,694      (2,161,694)                 -
 Issuance of preferred stock
  for cash                                -              -      6,484,373               -          6,485,082
 Preferred stock dividend                 -              -       (390,289)                          (390,289)
 Net loss for 2003                        -              -              -      (2,759,466)        (2,759,466)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE, DECEMBER 31, 2003                -      8,581,168     13,823,500     (16,755,466)         5,653,573
 Exercise of options                      -      1,082,034              -               -          1,082,264
 Conversion of  preferred
  stock and accrued dividends
  into common share                       -        383,428       (354,961)              -             28,464
 Preferred stock dividend                 -              -       (478,594)                          (478,594)
 Stock option costs                       -      4,527,784              -               -          4,527,784
 Net loss for 2004                        -              -              -      (8,314,255)        (8,314,255)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE, DECEMBER 31, 2004                -     14,574,414     12,989,945     (25,069,721)         2,499,236
 Exercise of options                      -        777,724              -               -            777,959
 Conversion of  preferred
  stock and accrued dividends
  into common share                       -      1,150,457     (1,033,109)              -            117,323
 Preferred stock dividend                 -              -       (501,921)                          (501,921)
 Issuance of common stock
  for patent                              -        153,998              -               -            154,000
 Net loss for 2005                        -              -              -      (1,625,516)        (1,625,516)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE, DECEMBER 31, 2005                -     16,656,593     11,454,915     (26,695,237)         1,421,081
 Exercise of options                      -      1,187,471              -               -          1,187,838
 Conversion of  preferred
  stock and accrued dividends
  into common share                       -        358,881       (309,966)              -             48,911
 Preferred stock dividend                 -              -       (430,176)              -           (430,176)
 Stock option costs                       -        264,297              -               -            264,297
 Expenses paid by
  officer/shareholder                     -         61,252              -               -             61,252
 Net loss for 2006                        -              -              -      (2,811,855)        (2,811,855)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE, DECEMBER 31, 2006                -     18,528,494     10,714,773     (29,507,092)          (258,652)
 Exercise of options                      -        176,970              -               -            177,005
 Conversion of  preferred
  stock and accrued dividends
  into common share                       -          5,979         (4,999)              -                980
 Preferred stock dividend                 -              -       (107,462)              -           (107,462)
 Stock option costs                       -         17,297              -               -             17,297
 Net loss for Q1 2007                     -              -              -        (789,294)          (789,294)
                                   --------- --------------- ------------- --------------- ------------------
BALANCE, MARCH 31, 2007            $      -   $ 18,728,740   $ 10,602,312  $  (30,296,386)  $       (960,126)
                                   ========= =============== ============= =============== ==================


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                     F-3e


                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                                 CUMULATIVE
                                                                    THREE MONTHS ENDED         FROM INCEPTION
                                                                         MARCH 31,            (APRIL 11, 1996)
                                                              -----------------------------     TO MARCH 31,
                                                                   2007           2006              2007
                                                              -------------   -------------   ----------------

Cash flows from operating activities
  Net loss                                                     $  (789,294)    $  (561,800)    $ (25,965,691)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation and amortization                                   11,484          12,019           238,725
    Contribution of officer's salary/expenses paid by officer            -               -           141,252
    Issuance of common stock and options for services              194,302         226,254         7,559,484
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                            245,913          10,554          (119,373)
    Increase (decrease) in accounts and other payable              (64,116)         17,430            64,392
    Increase (decrease) in accrued expenses                        172,428          20,374           517,014
                                                              -------------   -------------   ----------------
Net cash from operating activities                                (229,283)       (275,169)      (17,564,197)
                                                              -------------   -------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of patent                                                     -               -          (114,795)
  Capital expenditures                                                   -               -          (148,016)
  Increase in cash surrender value of life insurance                     -        (116,745)         (698,883)
                                                              -------------   -------------   ----------------
Net cash from investing activities                                       -        (116,745)         (961,694)
                                                              -------------   -------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from officer/shareholder loans                           13,715               -            86,865
  Payments on note payable to shareholder                                -               -            (3,000)
  Exercise of options and warrants                                       -          26,000         4,778,421
  Issuance of preferred stock                                            -               -        12,993,292
  Issuance of common stock                                               -               -           915,200
  Dividends                                                              -               -            (5,051)
  Cancellation of common stock                                           -               -          (200,325)
                                                              -------------   -------------   ----------------
Net cash from financing activities                                  13,715          26,000        18,565,402
                                                              -------------   -------------   ----------------

Net (decrease) increase in cash                                   (215,568)       (365,914)           39,511

CASH, BEGINNING OF PERIOD                                          255,079       1,940,660                 -

                                                              -------------   -------------   ----------------
CASH, END OF PERIOD                                            $    39,511     $ 1,574,746     $      39,511
                                                              =============   =============   ================


                                                                                                    (CONTINUED)


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)


                                                                                                 CUMULATIVE
                                                                    THREE MONTHS ENDED         FROM INCEPTION
                                                                         MARCH 31,            (APRIL 11, 1996)
                                                              -----------------------------     TO MARCH 31,
                                                                   2007           2006              2007
                                                              -------------   -------------   ----------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                 $         -     $         -     $         150
  Debt to equity conversion                                    $         -     $         -     $      77,000
  Acquisition of minority interest                             $         -     $         -     $      33,250
  Sale of Tercero - elimination of goodwill                    $         -     $         -     $     (40,000)
  Preferred dividends accrued                                  $   107,462     $   111,009     $   1,516,880
  Preferred dividends paid through common stock issuance       $       980     $    25,727     $     140,247
  Acquisition of Med Enclosures for note payable               $         -     $         -     $     250,000
  Acquisition of patent through issuance of common stock       $         -     $         -     $     288,708
  Settlement of lawsuit through common stock issuance          $         -     $         -     $     200,000
  Valuation of beneficial conversion features                  $         -     $         -     $   4,330,695
  Issuance of promissory note against cash surrender
    value of life insurance to satisfy insurance premium       $         -     $         -     $     166,928






             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                      F-5

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      INTERIM PERIODS

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

2.    SHARE-BASED PAYMENTS

      Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

2.    SHARE-BASED PAYMENTS (CONTINUED)

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the quarters ended March 31, 2007 and 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the quarters ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures.

      Total estimated share-based compensation expense recognized under SFAS 123R for the quarters ended March 31, 2007 and 2006 were $17,297 and $15,015, respectively, and are included in general and administrative expenses.

      A summary of option activity for the quarter ended March 31, 2007 is as follows:

                                                                  Exercise
                                               Number of            Price
                                                Options           Per Share          Expiration
                                           -----------------  -----------------  -----------------
      Outstanding at December 31, 2006            4,028,206      $2.50 - 30.00       2008-2009
      Granted                                             -
      Exercised                                     (70,802)         $2.50              2008
                                           -----------------
      Outstanding at March 31, 2007               3,957,404      $2.50 - 30.00       2008-2009
                                           =================

      Exercisable at March 31, 2007               3,557,404
                                           =================

      All of the options exercised during the three months ended March 31, 2007, were in exchange for consulting services for the Company's primary consultant and rent expense to that same entity, which totaled $177,005. The Consultant elected not to receive cash for the $172,485 in consulting fees and $4,520 in rent (of which $3,570 was prepaid), but exercised options in that amount. The $177,005 of total non-cash exercises of options are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

3.    SHAREHOLDERS' EQUITY

      During the three months ended March 31, 2007, the Company issued 70,802 shares of common stock for $177,005 of services (at $2.50 per share) upon the exercise of options. In addition, 547 Series D preferred shares and related accrued dividends were converted to 873 shares of common stock during the three months ended March 31, 2007.

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

4.    RELATED PARTY TRANSACTIONS

      The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------      CUMULATIVE
                                                  2007               2006         FROM INCEPTION
                                             --------------     --------------    --------------
      Research and development:
        Consulting                           $      137,987     $      125,443    $    4,655,764
        Expense reimbursements                            -                  -           152,001
        Engineering development                           -                  -         3,539,931
                                             --------------     --------------    --------------
          Total R&D to related parties              137,987            125,443         8,347,696
                                             --------------     --------------    --------------

      General and administrative:
        Consulting                                   34,498             31,361         1,150,441
        Rent                                          3,570              3,000            60,300
        Expense reimbursements                            -                  -           111,260
                                             --------------     --------------    --------------
                                                     38,068             34,361         1,322,001
                                             --------------     --------------    --------------
      Total expenses to related parties      $      176,055     $      159,804    $    9,669,697
                                             ==============     ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      To date, our activities have included the market analysis and development of our MedClose(TM) device and counterpulsation units and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000. In March 2003, we received Food and Drug Administration ("FDA") clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. We are also engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". We have not commenced revenue producing operations.

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

      At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of March 31, 2007, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $2,000.

      The MedClose is a vascular closure system medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. The MedClose consists of a catheter system that is our proprietary product and a biologic sealant manufactured by a third party and made available to us under a non-exclusive license. The MedClose is designed to enhance manual compression by delivering the biologic sealant through our proprietary catheter system, resulting in a fibrin plug that is fully absorbed into the body within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose is undergoing human clinical trials and is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and we have filed for a fourth patent with the USPTO.

      The MedClose is not presently available for human use. Extensive animal studies were successfully completed in 2002 through 2004 and provided to the FDA Center for Devices and Radiological Health ("CDRH"). We have also successfully manufactured 800 of the MedClose devices, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the catheter system portion of MedClose. In July 2005, after prior consultation with the primary CDRH reviewer, we submitted to the FDA an investigational device exemption ("IDE") application to clinically investigate the MedClose device in the U.S. Absent an effective exemption from the IDE regulations, any device that is a significant or "non significant" risk device must comply with applicable portions of the IDE regulations. FDA approval of an IDE application is required before testing on humans if the device is a "significant risk" device. However, if an institutional review board ("IRB") determines that the device is not a "significant risk" device, human clinicals can proceed in accordance with applicable provisions of IDE regulations.

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

      In October 2006, we withdrew our IDE application submitted in July 2005 based on the advice of our FDA counsel that our IDE was deemed approved in accordance with FDA regulations. In addition, separate and subsequent reviews by independent institutional review boards or ("IRBs") of the investigational plan determined that the MedClose device is a non-significant, low risk device, and thus an IDE approval is not required by FDA regulations prior to the commencement of human clinical investigation. As of the date of this report, the clinical investigation of the MedClose device has been approved by two separate IRBs in Canada and the US for a "Randomized, Prospective, Multi-Center Trial" of the MedClose device. We have also received authorization from the Health Canada, Health Products and Food Branch, Therapeutic Products Directorate for patient clinical investigation of the MedClose device.

      In April 2007, the Company received a warning letter from the FDA which stated, among other things, that:

   o Our MedClose device was a significant risk device and not eligible for investigation without an IDE;
   o We had violated IDE regulations governing the proper conduct of clinical studies; and
   o The FDA asked us to provide to it certain information and records concerning our clinical studies.

      After consultation with our FDA counsel, we believe that the allegations of the FDA in its April 2007 letter are incorrect and we have filed an appropriate response with the agency. In the meantime, we have suspended human clinical investigations of the MedClose device in the U.S. pending further discussions with the FDA, however our human clinical investigations continue in Canada, with the knowledge and concurrence of the Canadian regulatory authorities. We believe that we have at all times acted in full compliance with the regulations of the FDA and we will continue to do so. We are considering our options concerning further FDA compliance, including the initiation of formal legal proceedings against the FDA for failure to properly administer its regulations and suspension of all investigation in the U.S. pending the completion of human clinical investigations outside of the jurisdiction of the FDA.

      Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through regulatory approvals. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible now for the project management of the clinical trials and submission of applications for regulatory approval when applicable of the MedClose product. We are obligated to pay Biomed based on agreed milestones/timelines relating to the project management of the MedClose product and progress in the regulatory approval process. During 2005 and 2006, we paid Biomed Research $295,765 and $913,339, respectively. Pursuant to our agreement with Biomed, we are obligated to pay up to an additional $613,093 over the remaining life of the agreement subject to the completion and satisfaction of certain milestones and timelines.

      As of March 31, 2007, we estimate that the costs of conducting and completing clinical studies of the MedClose device to be between $275,000 to $350,750. As further described below, we believe that we have sufficient working capital and financing resources on hand to complete clinical studies. We intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

      We expect to commence revenue producing operations subject to Canadian, European Union/CE Mark approval of MedClose. We do not expect to purchase or sell significant plant or equipment during 2007, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

      REVENUE. We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

      RESEARCH AND DEVELOPMENT. Our expenses related to research and development during the three month period ended March 31, 2007 increased by $226,025 over the prior year period. We incurred $575,927 of research and development expense during the three months ended March 31, 2007 compared to $349,902 for the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." Approximately $213,481 of the increased amount was due to an increased level of research and development activity during the first quarter of 2007 by our contract design and engineering firm, Biomed Research. The increased level of activity is the result of our commencement of human clinical trials in the third quarter of 2006.

      GENERAL AND ADMINISTRATIVE. During the three month period ended March 31, 2007, general and administrative expenses were relatively unchanged from the prior year period. General and administrative expenses during the three months ended March 31, 2007 were $215,551 compared to $226,608 for the prior year period.

      NET LOSS. Our net loss increased to $789,294 for the three months ended March 31, 2007 from $561,800 for the prior year period. The increase in net loss was due to the increase in consulting fees payable to our contract design and engineering firm.

FINANCIAL CONDITION

      As of March 31, 2007, we had a working capital deficit of ($2,016,668), which includes accrued dividends of $1,823,107 payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date and gives no effect to the cash surrender value of a key-man life insurance policy in the amount of $698,883. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

      Assuming that we access the cash surrender payment on our key-man policy and the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, our pro forma working capital as of March 31, 2007 was approximately $505,322. In addition, we have historically raised substantial amounts of capital through the sale of our stock and the exercise of stock options, and we believe we can raise additional capital in the future if needed. Furthermore, we have historically been able to issue shares or stock options to pay for certain operating expenses. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need through the next 12 months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than 12 months from the date of this report. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet financing arrangements.

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. These and other factors that may affect our results are discussed more fully in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007. Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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


                                          CPC OF AMERICA, INC.
                                          (REGISTRANT)


Dated: May 9, 2007                        By: /s/ Rod A. Shipman
                                             -----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer