Form 10-Q
period 2007-06-30
CPC OF AMERICA INC
filed 2007-08-10
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                               Yes _X_    No ___

      Check whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___  Accelerated filer _X_    Non-accelerated filer ___

      Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes ___    No _X_

      As of August 6, 2007, the registrant had 8,671,075 shares of its $.0005 par value common stock issued and outstanding.

                              CPC OF AMERICA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2007



PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------
ITEM 1.     FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
  December 31, 2006 and June 30, 2007.......................................F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three and six month periods ended June 30, 2007 and 2006 and for the period from inception (April 11, 1996) to June 30, 2007............F-2
Unaudited Condensed Consolidated Statements of Shareholders' Equity
  (Deficit) from inception (April 11, 1996) to June 30, 2007.................F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 2007 and 2006 and for the period from inception (April 11, 1996) to June 30, 2007...........................F-6
Notes to Unaudited Condensed Consolidated Financial Statements...............F-8

                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                      Condensed Consolidated Balance Sheets
                                                   (Unaudited)


                                                                                      June 30,      December 31,
                                                                                        2007            2006
                                                                                    ------------    ------------
                                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                                                              $     43,090    $    255,079
  Prepaid expenses                                                                       154,552         419,059
                                                                                    ------------    ------------

TOTAL CURRENT ASSETS                                                                     197,642         674,138

PATENTS, NET OF ACCUMULATED AMORTIZATION                                                 344,447         367,207
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                                1,728           1,936
CASH SURRENDER VALUE OF LIFE INSURANCE                                                   698,883         698,883
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $  1,242,700    $  1,742,164
                                                                                    ============    ============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Loans from officer                                                                $    142,865    $         --
  Accounts payable                                                                        30,839         127,332
  Accrued payroll                                                                        501,771         156,859
  Accrued dividends payable                                                            1,936,809       1,716,625
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                              2,612,284       2,000,816
                                                                                    ------------    ------------

SHAREHOLDERS' DEFICIT
  Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
    Series C - 291,384 and 291,384 shares issued and outstanding at June 30, 2007
      and December 31, 2006, respectively                                                    291             291
    Series D - 655,576 and 656,123 shares issued and outstanding at June 30, 2007
      and December 31, 2006, respectively                                                    656             657
  Common stock, 20,000,000 shares authorized, $.0005 par value, 8,600,653 and
    8,449,984 shares issued and outstanding at June 30, 2007 and December 31,
    2006, respectively                                                                     4,301           4,225
  Additional paid in capital - preferred                                              10,488,610      10,714,773
  Additional paid in capital - common                                                 18,931,951      18,528,494
  Deficit accumulated during the development stage                                   (30,795,393)    (29,507,092)
                                                                                    ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                                           (1,369,584)       (258,652)
                                                                                    ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                                           $  1,242,700    $  1,742,164
                                                                                    ============    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           Condensed Consolidated Statements of Operations
                                                             (Unaudited)

                                                                                                                        Cumulative
                                                            Three Months Ended               Six Months Ended        from inception
                                                                 June 30,                         June 30,          (April 11, 1996)
                                                       ----------------------------    ----------------------------     to June 30,
                                                           2007            2006            2007            2006             2007
                                                       ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
Research and development - related party               $    137,987    $    125,442    $    275,974    $    250,885    $  8,999,996
Research and development - other                            201,273         187,924         639,213         412,383       9,926,232
                                                       ------------    ------------    ------------    ------------    ------------
                                                            339,260         313,366         915,187         663,268      18,926,228
                                                       ------------    ------------    ------------    ------------    ------------
General and administrative - related party                   38,065          34,360          76,133          68,721       1,501,596
General and administrative - other                          121,856         259,989         299,339         452,236       6,333,840
                                                       ------------    ------------    ------------    ------------    ------------
                                                            159,921         294,349         375,472         520,957       7,835,436
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING LOSS                                             (499,181)       (607,715)     (1,290,659)     (1,184,225)    (26,761,664)
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Interest expense                                                 --              --              --              --          (8,954)
Interest income                                                 174          15,571           2,358          30,281         305,920
                                                       ------------    ------------    ------------    ------------    ------------
                                                                174          15,571           2,358          30,281         296,966
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                               $   (499,007)   $   (592,144)   $ (1,288,301)   $ (1,153,944)   $(26,464,698)
                                                       ============    ============    ============    ============    ============

LOSS PER SHARE CALCULATION:
Net Loss                                               $   (499,007)   $   (592,144)   $ (1,288,301)   $ (1,153,944)
Preferred dividend                                         (113,702)       (103,346)       (221,164)       (214,355)
                                                       ------------    ------------    ------------    ------------
  Numerator                                            $   (612,709)   $  (695,490)    $ (1,509,465)   $ (1,368,299)
                                                       ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                   $      (0.07)   $      (0.09)   $      (0.18)   $      (0.17)
                                                       ============    ============    ============    ============

Basic and diluted weighted average number
  of common shares outstanding - denominator              8,590,224       8,118,100       8,541,322       7,909,084
                                                       ============    ============    ============    ============

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
  Outstanding options                                     3,878,410       3,595,587       3,878,410       3,595,587
  Preferred stock                                         1,600,839       1,608,858       1,600,839       1,608,858


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                            CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)
                                  Consolidated Statements of Shareholders' Equity (Deficit)
                                       From inception (April 11, 1996) to June 30, 2007

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

                                                                                                                   (CONTINUED)


                                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                       Consolidated Statements of Shareholders' Equity (Deficit) (Continued)
                                  From inception (April 11, 1996) to June 30, 2007

                                                                                         Deficit
                                                           Additional    Additional    Accumulated
                                               Stock        Paid-in        Paid-in      During the        Total
                                               Option       Capital-       Capital-     Development   Shareholders'
                                                Costs        Common       Preferred        Stage     Equity(Deficit)
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


                                                        F-3A

                                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                             Consolidated Statements of Shareholders' Equity (Deficit)
                                  From inception (April 11, 1996) to June 30, 2007

                                                                          Preferred Stock
                                                     -------------------------------------------------------------
                                                              Series A                         Series B
                                                     ----------------------------    ----------------------------
                                                        Number                           Number
                                                      of Shares         Total          of Shares        Total
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 1999                                 79,293    $         79              --    $         --
   Exercise of warrants                                        --              --              --              --
   Exercise of options                                         --              --              --              --
   Issuance of preferred stock for cash                        --              --          71,429              71
   Valuation of beneficial conversion
       feature on Series B Preferred                           --              --              --              --
   Conversion of Series A Preferred                            --              --              --              --
       into common shares                                 (70,469)            (70)             --              --
   Beneficial conversion feature on
       Series  A Preferred shares                              --              --              --              --
   Settlement of lawsuit                                       --              --              --              --
   Purchase of patent                                          --              --              --              --
   Stock option costs                                          --              --              --              --
   Amortization of stock option costs                          --              --              --              --
   Cancellation of common shares                               --              --              --              --
   Net loss for 2000                                           --              --              --              --
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2000                                  8,824               9          71,429              71
   Exercise of options                                         --              --              --              --
   Issuance of common stock for services                       --              --              --              --
   Issuance of preferred stock for cash                        --              --         113,715             114
   Valuation of beneficial conversion
       feature on Series B Preferred                           --              --              --              --
   Valuation of beneficial conversion
       feature on Series C Preferred                           --              --              --              --
   Conversion of  preferred stock and
       accrued dividends into common shares                (8,824)             (9)       (113,715)           (114)
   Preferred stock dividend                                    --              --              --              --
   Issuance of common stock                                    --              --              --              --
      options for services                                     --              --              --              --
   Amortization of stock option costs                          --              --              --              --
   Net loss for 2001                                           --              --              --              --
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 2001                                     --              --          71,429              71
   Exercise of options                                         --              --              --              --
   Conversion of  preferred stock and
     accrued dividends into common shares                      --              --         (71,429)            (71)
   Valuation of beneficial conversion
       feature on Series C Preferred                           --              --              --              --
   Cancellations of shares                                                     --              --              --
   Issuance of preferred stock for cash                        --              --              --              --
   Amortization of stock option costs                          --              --              --              --
   Preferred stock dividend                                    --              --              --              --
   Purchase of Med Enclosure Stock                             --              --              --              --
   Net loss for 2002                                           --              --              --              --
                                                     ------------    ------------    ------------    ------------
Balance December 31, 2002                                      --    $         --              --    $         --

                                                                                                       (CONTINUED)


                                               CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                               Consolidated Statements of Shareholders' Equity (Deficit) (Continued)
                                         From inception (April 11, 1996) to June 30, 2007


                                                   Preferred Stock                                             Common Stock
                                            ----------------------------  --------------------------------------------------------
                                                       Series C                      Series D
                                            ---------------------------   ---------------------------
                                               Number                       Number                         Number
                                             of Shares         Total       of Shares        Total        of Shares        Total
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                            --   $         --             --             --   $  4,124,060   $      2,062
   Exercise of warrants                               --             --             --             --        365,500            183
   Exercise of options                                --             --             --             --        223,832            113
   Issuance of preferred stock for cash               --             --             --             --             --             --
   Valuation of beneficial conversion
       feature on Series B Preferred                  --             --             --             --             --             --
   Conversion of Series A Preferred                   --             --             --             --             --             --
       into common shares                             --             --             --             --        131,996             66
   Beneficial conversion feature on
       Series  A Preferred shares                     --             --             --             --             --             --
   Settlement of lawsuit                              --             --             --             --         33,333             17
   Purchase of patent                                 --             --             --             --         47,042             24
   Stock option costs                                 --             --             --             --             --             --
   Amortization of stock option costs                 --             --             --             --             --             --
   Cancellation of common shares                      --             --             --             --        (89,000)           (45)
   Net loss for 2000                                  --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                            --             --             --             --      4,836,763          2,420
   Exercise of options                                --             --             --             --        360,394            180
   Issuance of common stock for services              --             --             --             --        100,000             50
   Issuance of preferred stock for cash           95,123             95             --             --             --             --
   Valuation of beneficial conversion
       feature on Series B Preferred                  --             --             --             --             --             --
   Valuation of beneficial conversion
       feature on Series C Preferred                  --             --             --             --             --             --
   Conversion of  preferred stock and
       accrued dividends into common shares           --             --             --             --        330,327            165
   Preferred stock dividend                           --             --             --             --             --             --
   Issuance of common stock                           --             --             --             --             --             --
      options for services                            --             --             --             --             --             --
   Amortization of stock option costs                 --             --             --             --             --             --
   Net loss for 2001                                  --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001                        95,123             95             --             --      5,627,484          2,815
   Exercise of options                                --             --             --             --        282,480            140
   Conversion of  preferred stock and
     accrued dividends into common shares        (18,576)           (19)            --             --        241,627            120
   Valuation of beneficial conversion
       feature on Series C Preferred                  --             --             --             --             --             --
   Cancellations of shares                                                          --             --       (535,933)          (268)
   Issuance of preferred stock for cash          264,657            265        110,627            111             --             --
   Amortization of stock option costs                 --             --             --             --             --             --
   Preferred stock dividend                           --             --             --             --             --             --
   Purchase of Med Enclosure Stock                    --             --             --             --         10,000              5
   Net loss for 2002                                  --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 2002                        341,204   $        341        110,627   $        111      5,625,658   $      2,812

                                                                                                                        (CONTINUED)

                                                               F-4A

                                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)
                             Consolidated Statements of Shareholders' Equity (Deficit) (Continued)
                                       From inception (April 11, 1996) to June 30, 2007


                                                                                                   Deficit
                                                                  Additional     Additional      Accumulated
                                                    Stock          Paid-in        Paid-in        During the        Total
                                                   Option          Capital-       Capital-       Development     Shareholders'
                                                    Costs           Common        Preferred         Stage      Equity (Deficit)
                                                 ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999                                 --    $  1,797,178    $    872,682    $ (2,711,302)   $    (39,301)
   Exercise of warrants                                    --         639,442              --              --         639,625
   Exercise of options                                     --         258,528              --              --         258,641
   Issuance of preferred stock for cash                    --              --         624,929              --         625,000
   Valuation of beneficial conversion
       feature on Series B Preferred                       --              --         208,125        (208,125)             --
   Conversion of Series A Preferred                        --              --              --              --              --
       into common shares                                  --         624,659        (598,930)             --          25,725
   Beneficial conversion feature on
       Series  A Preferred shares                          --         199,486        (199,486)             --              --
   Settlement of lawsuit                                   --         199,983              --              --         200,000
   Purchase of patent                                      --         235,184              --              --         235,208
   Stock option costs                                (280,000)        280,000              --              --              --
   Amortization of stock option costs                 105,000              --              --              --         105,000
   Cancellation of common shares                           --              --              --              --             (45)
   Net loss for 2000                                       --              --              --      (1,749,444)     (1,749,444)
                                                 ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000                           (175,000)      4,234,460         907,320      (4,668,871)        300,409
   Exercise of options                                     --         413,483              --              --         413,663
   Issuance of common stock for services                   --         255,450              --              --         255,500
   Issuance of preferred stock for cash                    --              --       1,841,392              --       1,841,601
   Valuation of beneficial conversion
       feature on Series B Preferred                       --              --         331,636        (331,636)             --
   Valuation of beneficial conversion
       feature on Series C Preferred                       --              --         282,233        (282,233)             --
   Conversion of  preferred stock and
       accrued dividends into common shares                --       1,081,316      (1,069,887)                          11,471
   Preferred stock dividend                                --              --         (63,397)                         (63,397)
   Issuance of common stock                                --              --              --              --              --
      options for services                                 --          20,000              --              --          20,000
   Amortization of stock option costs                 140,000              --              --              --         140,000
   Net loss for 2001                                       --              --              --      (1,968,471)     (1,968,471)
                                                 ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                            (35,000)      6,004,709       2,229,297      (7,251,211)        950,776
   Exercise of options                                     --         317,650              --              --         317,790
   Conversion of  preferred stock and
     accrued dividends into common shares                  --         790,205        (783,495)             --           6,740
   Valuation of beneficial conversion
       feature on Series C Preferred                       --              --       1,122,521      (1,122,521)             --
   Cancellations of shares                                 --        (199,732)             --              --        (200,000)
   Issuance of preferred stock for cash                    --                       3,367,233              --       3,367,609
   Amortization of stock option costs                  35,000              --              --              --          35,000
   Preferred stock dividend                                --              --        (122,861)                       (122,861)
   Purchase of Med Enclosure Stock                         --          53,495              --              --          53,500
   Net loss for 2002                                       --              --              --      (3,460,574)     (3,460,574)
                                                 ------------    ------------    ------------    ------------    ------------
Balance December 31, 2002                        $         --    $  6,966,327    $  5,812,695    $(11,834,306)   $    947,980


                                                             F-4B


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to June 30, 2007


                                                                                PREFERRED STOCK
                                              -------------------------------------------------------------------------------------
                                                       SERIES A                     SERIES B                     SERIES C
                                              --------------------------   --------------------------   ---------------------------
                                                NUMBER                       NUMBER                        NUMBER
                                               OF SHARES       TOTAL        OF SHARES       TOTAL        OF SHARES         TOTAL
                                              ------------  ------------   ------------  ------------   ------------   ------------

BALANCE, DECEMBER 31, 2002                              --  $         --             --  $         --        341,204   $        341
    Exercise of options                                 --            --             --            --             --             --
    Conversion of  preferred stock and
      accrued dividends into common shares              --            --             --            --        (26,786)           (27)
    Valuation of beneficial conversion
        feature on Series D Preferred                   --            --             --            --             --             --
    Issuance of preferred stock for cash                --            --             --            --             --             --
    Preferred stock dividend                                          --             --            --             --             --
    Net loss for 2003                                   --            --             --            --             --             --
                                              ------------  ------------   ------------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 2003                              --             --            --             --       314,418            314
    Exercise of options                                 --            --             --            --             --             --
    Conversion of  preferred stock and
      accrued dividends into common shares              --            --             --            --        (11,236)           (11)
    Preferred stock dividend                                          --             --            --             --             --
    Stock option costs                                  --            --             --            --             --             --
    Net loss for 2004                                   --            --             --            --             --             --
                                              ------------  ------------   ------------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 2004                              --            --             --            --        303,182            303
    Exercise of options                                 --            --             --            --             --             --
    Conversion of  preferred stock and
      accrued dividends into common shares              --            --             --            --         (6,180)            (6)
    Preferred stock dividend                                          --             --            --             --             --
    Issuance of common stock for patent                 --            --             --            --             --             --
    Net loss for 2005                                   --            --             --            --             --             --
                                              ------------  ------------   ------------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 2005                              --            --             --            --        297,002            297
    Exercise of options                                 --            --             --            --             --             --
    Conversion of  preferred stock and
      accrued dividends into common shares              --            --             --            --         (5,618)            (6)
    Preferred stock dividend                            --            --             --            --             --             --
    Stock option costs                                  --            --             --            --             --             --
    Expenses paid by officer/shareholder                --            --             --            --             --             --
    Net loss for 2006                                   --            --             --            --             --             --
                                              ------------  ------------   ------------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 2006                              --            --             --            --        291,384            291
    Exercise of options                                 --            --             --            --             --             --
    Conversion of  preferred stock and
      accrued dividends into common shares              --            --             --            --             --             --
    Preferred stock dividend                            --            --             --            --             --             --
    Stock option costs                                  --            --             --            --             --             --
    Net loss for six months ended June 30, 2007         --            --             --            --             --             --
                                              ------------  ------------   ------------  ------------   ------------   ------------
BALANCE, JUNE 30, 2007                                  --  $         --             --  $         --        291,384   $        291
                                              ============  ============   ============  ============   ============   ============


                                                                                                                         (CONTINUED)


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                Consolidated Statements of Shareholders' Equity (Deficit) (Continued)
                                          From inception (April 11, 1996) to June 30, 2007

                                                                                        COMMON STOCK
                                                                                 ----------------------------
                                                            SERIES D
                                                  ---------------------------                                      STOCK
                                                     NUMBER                          NUMBER                        OPTION
                                                   OF SHARES         TOTAL          OF SHARES        TOTAL          COSTS
                                                  ------------    ------------    ------------   ------------   ------------

BALANCE, DECEMBER 31, 2002                             110,627    $        111       5,625,658   $      2,812   $         --
    Exercise of options                                     --              --         775,117            388             --
    Conversion of  preferred stock and
      accrued dividends into common shares                  --              --          73,800             37             --
    Valuation of beneficial conversion
        feature on Series D Preferred                       --              --              --             --             --
    Issuance of preferred stock for cash               708,709             709              --             --             --
    Preferred stock dividend                                --              --              --             --             --
    Net loss for 2003                                       --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 2003                             819,336             820       6,474,575          3,237             --
    Exercise of options                                     --              --         460,775            230             --
    Conversion of  preferred stock and
      accrued dividends into common shares             (27,873)            (28)         70,918             36             --
    Preferred stock dividend                                --              --              --             --             --
    Stock option costs                                      --              --              --             --             --
    Net loss for 2004                                       --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 2004                             791,463             792       7,006,268          3,503             --
    Exercise of options                                     --              --         470,393            235             --
    Conversion of  preferred stock and
      accrued dividends into common shares            (106,922)           (107)        176,405             88             --
    Preferred stock dividend                                --              --              --             --             --
    Issuance of common stock for patent                     --              --           4,000              2             --
    Net loss for 2005                                       --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 2005                             684,541             685       7,657,066          3,828             --
    Exercise of options                                     --              --         732,699            367             --
    Conversion of  preferred stock and
      accrued dividends into common shares             (28,418)            (28)         60,219             30             --
    Preferred stock dividend                                --              --              --             --             --
    Stock option costs                                      --              --              --             --             --
    Expenses paid by officer/shareholder                    --              --              --             --             --
    Net loss for 2006                                       --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 2006                             656,123             657       8,449,984          4,225             --
    Exercise of options                                     --              --         149,796             75             --
    Conversion of  preferred stock and
      accrued dividends into common shares                (547)             (1)            873              1             --
    Preferred stock dividend                                --              --              --             --             --
    Stock option costs                                      --              --              --             --             --
    Net loss for six months ended June 30, 2007             --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
BALANCE, JUNE 30, 2007                                 655,576    $        656       8,600,653   $      4,301   $         --
                                                  ============    ============    ============   ============   ============


                                                                                                                  (CONTINUED)
                                                             F-5A

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                Consolidated Statements of Shareholders' Equity (Deficit) (Continued)
                                          From inception (April 11, 1996) to June 30, 2007


                                                                                    DEFICIT
                                                   ADDITIONAL     ADDITIONAL      ACCUMULATED
                                                    PAID-IN        PAID-IN        DURING THE        TOTAL
                                                    CAPITAL-      CAPITAL-        DEVELOPMENT   SHAREHOLDERS'
                                                     COMMON       PREFERRED          STAGE     EQUITY (DEFICIT)
                                                  ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 2002                        $  6,966,327   $  5,812,695    $(11,834,306)   $    947,980
    Exercise of options                              1,351,807             --              --       1,352,195
    Conversion of  preferred stock and
      accrued dividends into common shares             263,034       (244,973)             --          18,071
    Valuation of beneficial conversion
        feature on Series D Preferred                       --      2,161,694      (2,161,694)             --
    Issuance of preferred stock for cash                    --      6,484,373              --       6,485,082
    Preferred stock dividend                                --       (390,289)                       (390,289)
    Net loss for 2003                                       --             --      (2,759,466)     (2,759,466)
                                                  ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2003                           8,581,168     13,823,500     (16,755,466)      5,653,573
    Exercise of options                              1,082,034             --              --       1,082,264
    Conversion of  preferred stock and
      accrued dividends into common shares             383,428       (354,961)             --          28,464
    Preferred stock dividend                                --       (478,594)                       (478,594)
    Stock option costs                               4,527,784             --              --       4,527,784
    Net loss for 2004                                       --             --      (8,314,255)     (8,314,255)
                                                  ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004                          14,574,414     12,989,945     (25,069,721)      2,499,236
    Exercise of options                                777,724             --              --         777,959
    Conversion of  preferred stock and                                                                     --
      accrued dividends into common shares           1,150,457     (1,033,109)             --         117,323
    Preferred stock dividend                                --       (501,921)                       (501,921)
    Issuance of common stock for patent                153,998             --              --         154,000
    Net loss for 2005                                       --             --      (1,625,516)     (1,625,516)
                                                  ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005                          16,656,593     11,454,915     (26,695,237)      1,421,081
    Exercise of options                              1,187,471             --              --       1,187,838
    Conversion of  preferred stock and
      accrued dividends into common shares             358,881       (309,966)             --          48,911
    Preferred stock dividend                                --       (430,176)             --        (430,176)
    Stock option costs                                 264,297             --              --         264,297
    Expenses paid by officer/shareholder                61,252             --              --          61,252
    Net loss for 2006                                       --             --      (2,811,855)     (2,811,855)
                                                  ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2006                          18,528,494     10,714,773     (29,507,092)       (258,652)
    Exercise of options                                374,415             --              --         374,490
    Conversion of  preferred stock and                                                                     --
      accrued dividends into common shares               5,979         (4,999)             --             980
    Preferred stock dividend                                --       (221,164)             --        (221,164)
    Stock option costs                                  23,063             --              --          23,063
    Net loss for six months ended June 30, 2007             --             --      (1,288,301)     (1,288,301)
                                                  ------------   ------------    ------------    ------------
BALANCE, JUNE 30, 2007                            $ 18,931,951   $ 10,488,610    $(30,795,393)   $ (1,369,584)
                                                  ============   ============    ============    ============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                        F-5B

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                Condensed Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                                                  Cumulative
                                                                       Six Months Ended         from inception
                                                                            June 30,           (April 11, 1996)
                                                                 ----------------------------     to June 30,
                                                                    2007             2006            2007
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (1,288,301)   $ (1,153,944)   $(26,464,698)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                     22,968          23,503         250,209
     Contribution of officer's salary/expenses paid by officer             --              --         141,252
     Issuance of common stock and options for services                372,553         495,917       7,737,735
  Changes in operating assets and liabilities
     Decrese (increase) in other assets                               264,507        (439,320)       (100,779)
     Increase (decrease) in accounts and other payable                (96,493)         (8,070)         32,015
     Increase (decrease) in accrued expenses                          344,912           8,483         689,498
                                                                 ------------    ------------    ------------
Net cash from operating activities                                   (379,854)     (1,073,431)    (17,714,768)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of patent                                                       --              --        (114,795)
  Capital expenditures                                                     --              --        (148,016)
  Increase in cash surrender value of life insurance                       --        (116,745)       (698,883)
                                                                 ------------    ------------    ------------
Net cash from investing activities                                         --        (116,745)       (961,694)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from officer/shareholder loans                             142,865              --         216,015
  Payments on note payable to shareholder                                  --              --          (3,000)
  Exercise of options and warrants                                     25,000         303,500       4,803,421
  Issuance of preferred stock                                              --              --      12,993,292
  Issuance of common stock                                                 --              --         915,200
  Dividends                                                                --              --          (5,051)
  Cancellation of common stock                                             --              --        (200,325)
                                                                 ------------    ------------    ------------
Net cash from financing activities                                    167,865         303,500      18,719,552
                                                                 ------------    ------------    ------------

Net (decrease) increase in cash                                      (211,989)       (886,676)         43,090

CASH, BEGINNING OF PERIOD                                             255,079       1,940,660              --
                                                                 ------------    ------------    ------------
CASH, END OF PERIOD                                              $     43,090    $  1,053,984    $     43,090
                                                                 ============    ============    ============


                                                                                                  (CONTINUED)

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   (UNAUDITED)


                                                                                                  Cumulative
                                                                       Six Months Ended         from inception
                                                                            June 30,           (April 11, 1996)
                                                                 ----------------------------     to June 30,
                                                                    2007             2006            2007
                                                                 ------------    ------------    ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                   $         --    $         --    $        150
  Debt to equity conversion                                      $         --    $         --    $     77,000
  Acquisition of minority interest                               $         --    $         --    $     33,250
  Sale of Tercero - elimination of goodwill                      $         --    $         --    $    (40,000)
  Preferred dividends accrued                                    $    221,164    $    214,355    $  1,630,582
  Preferred dividends paid through common stock issuance         $        980    $     40,495    $    140,247
  Acquisition of Med Enclosures for note payable                 $         --    $         --    $    250,000
  Acquisition of patent through issueance of common stock        $         --    $         --    $    288,708
  Settlement of lawsuit through common stock issuance            $         --    $         --    $    200,000
  Valuation of beneficial conversion features                    $         --    $         --    $  4,330,695
  Issuance of promissory note against cash surrender
   value of life insurance to satisfy insurance premium          $         --    $         --    $    166,928


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                       F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

      INTERIM PERIODS

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

2.    SHARE-BASED PAYMENTS (CONTINUED)

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the six months ended June 30, 2007 and 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures.

      Total estimated share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2007 and 2006 were $23,063 and $30,030, respectively, and are included in general and administrative expenses.

      A summary of option activity for the six months ended June 30, 2007 is as follows:

                                     Number of     Exercise Price
                                      Options         Per Share      Expiration
                                   ------------    --------------    ----------
Outstanding at December 31, 2006      4,028,206     $2.50 - 30.00     2008-2009

Granted                                       -

Exercised                              (149,796)        $2.50            2008
                                   ------------
Outstanding at June 30, 2007          3,878,410     $2.50 - 30.00     2008-2009
                                   ============
Exercisable at June 30, 2007          3,878,410
                                   ============

      Of the options exercised during the six months ended June 30, 2007, $25,000 were in cash and the rest, totaling $349,490, were in exchange for consulting services for the Company's primary consultant and rent expense to that same entity. The Consultant elected not to receive cash for the $344,970 in consulting fees and $4,520 in rent, but exercised options in that amount. The $349,490 of total non-cash exercises of options are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

3.    SHAREHOLDERS' EQUITY

      During the six months ended June 30, 2007, the Company issued 149,796 shares of common stock for $374,490 of services and cash (at $2.50 per share) upon the exercise of options. In addition, 547 Series D preferred shares and related accrued dividends were converted to 873 shares of common stock during the six months ended June 30, 2007.

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

4.    RELATED PARTY TRANSACTIONS

      The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                          Three months                  Six months
                                         ended June 30,               ended June 30,
                                    -------------------------   -------------------------   Cumulative
                                        2007          2006          2007          2006     From inception
                                    -----------   -----------   -----------   -----------  --------------
Research and development:
Consulting                          $   137,987   $   125,442   $   275,974   $   250,885   $ 5,308,064
Expense reimbursements                       --            --            --            --       152,001
Engineering development                      --            --            --            --     3,539,931
                                    -----------   -----------   -----------   -----------   -----------
Total R&D to related parties            137,987       125,442       275,974       250,885     8,999,996
                                    -----------   -----------   -----------   -----------   -----------
General and administrative:
Consulting                               34,495        31,360        68,993        62,721     1,313,516
Rent                                      3,570         3,000         7,140         6,000        76,820
Expense reimbursements                       --            --            --            --       111,260
                                    -----------   -----------   -----------   -----------   -----------
                                         38,065        34,360        76,133        68,721     1,501,596
                                    -----------   -----------   -----------   -----------   -----------
Total expenses to related parties   $   176,052   $   159,802   $   352,107   $   319,606   $10,501,592
                                    ===========   ===========   ===========   ===========   ===========

      In addition, the Company's CEO has loaned the Company $142,865 during the six months ended June 30, 2007. These advances are due upon demand and bear no interest.

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

      At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of June 30, 2007, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $2,000.

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

      The MedClose is not presently available for human use. Extensive animal studies were successfully completed in 2002 through 2004 and provided to the FDA Center for Devices and Radiological Health ("CDRH"). We have also successfully manufactured 800 of the MedClose devices, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the catheter system portion of MedClose. In July 2005, after prior consultation with the primary CDRH reviewer, we submitted to the FDA an investigational device exemption ("IDE") application to clinically investigate the MedClose device in the U.S. Absent an effective exemption from the IDE regulations or a finding that the device is a non-significant, low risk device, compliance with FDA IDE regulations is required before a medical device product can proceed to the last phase of the FDA regulatory process, human testing of the device.

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

      In October 2006, we withdrew our IDE application submitted in July 2005 based on the advice of our FDA counsel that our IDE was deemed approved in accordance with FDA regulations. In addition, separate and subsequent reviews by independent institutional review boards or ("IRBs") of the investigational plan determined that the MedClose device is a non-significant, low risk device, and thus an IDE is not required by FDA regulations prior to the commencement of human clinical investigation. As of the date of this report, the clinical investigation of the MedClose device has been approved by two separate IRBs in Canada and the US for a "Randomized, Prospective, Multi-Center Trial" of the MedClose device. We have also received authorization from the Health Canada, Health Products and Food Branch, Therapeutic Products Directorate for patient clinical investigation of the MedClose device.

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

      Since November 2001, Biomed Research, Inc. has acted as our contract research, development and engineering team under a contract to take our MedClose technologies, including our three patents and a fourth patent pending, from engineering through regulatory approvals. Biomed Research is an unaffiliated medical device research and engineering firm located in Tampa Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible now for the project management of the clinical trials and FDA PMA application when applicable of the MedClose product. We are obligated to pay Biomed based on agreed milestones/timelines relating to the project management of the MedClose product and progress in the regulatory approval process. During 2005 and 2006, we paid Biomed Research $295,765 and $913,339, respectively. Pursuant to our agreement with Biomed, we are obligated to pay up to an additional $613,093 over the remaining life of the agreement subject to the completion and satisfaction of certain milestones and timelines.

      As of June 30, 2007, we estimate that the costs of conducting and completing clinical studies of the MedClose device to be between $275,000 to $350,750. As further described below, we believe that we have sufficient working capital and financing resources on hand to complete clinical studies. We are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

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

      RESEARCH AND DEVELOPMENT. Our expenses related to research and development during the six month period ended June 30, 2007 increased by $251,919 over the prior year period. We incurred $915,187 of research and development expense during the six months ended June 30, 2007 compared to $663,268 for the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." Approximately $226,830 of the increased amount was due to an increased level of research and development activity during the first six months of 2007 by our contract design and engineering firm, Biomed Research. The increased level of activity is the result of our commencement of human clinical trials in the third quarter of 2006.

      GENERAL AND ADMINISTRATIVE. During the six month period ended June 30, 2007, general and administrative expenses declined by $145,485 from the prior year period. General and administrative expenses during the six months ended June 30, 2007 were $375,472 compared to $520,957 for the prior year period.

      NET LOSS. Our net loss increased by $134,357 for the six months ended June 30, 2007 from $1,153,944 for the prior year period. The increase in net loss was due to the increase in consulting fees payable to our contract design and engineering firm.

FINANCIAL CONDITION

      As of June 30, 2007, we had a working capital deficit of ($2,414,642), which includes accrued dividends of $1,936,809 payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date and gives no effect to the cash surrender value of a key-man life insurance policy in the amount of $698,883. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

      Assuming that we access the cash surrender payment on our key-man policy and the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, our pro forma working capital as of June 30, 2007 was approximately $221,050. In addition, we have historically raised substantial amounts of capital through the sale of our stock and the exercise of stock options, and we believe we can raise additional capital in the future if needed. Furthermore, we have historically been able to issue shares or stock options to pay for certain operating expenses. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need through the next 12 months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than 12 months from the date of this report. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed.

      As noted above, we are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. We believe that we will need approximately $40 million of additional capital in order to complete the development of our MedClose device, obtain regulatory approval of the product in various jurisdictions and commence manufacture and marketing of the device. In the event we pursue the manufacture or marketing of the MedClose product, we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all. We have no agreements or understandings with any third parties at this time for our receipt of additional working capital.

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


                                        CPC OF AMERICA, INC.
                                        (REGISTRANT)


Dated:  August 9, 2007                  By: /s/ Rod A. Shipman
                                            ------------------------------------
                                            Rod A. Shipman,
                                            President, Chief Executive Officer
                                             and Chief Financial Officer