Form 10-Q
period 2007-09-30
CPC OF AMERICA INC
filed 2007-11-09
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                                 Yes [ ] No [X]

     As of November 8, 2007, the registrant had 8,807,191 shares of its $.0005 par value common stock issued and outstanding.

                              CPC OF AMERICA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2007


PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
  December 31, 2006 and September 30, 2007..................................F-1

Unaudited Condensed Consolidated Statements of Operations for the
  three and nine month periods ended September 30, 2007 and 2006 and for the period from inception (April 11, 1996) to September 30, 2007......F-2

Unaudited Condensed Consolidated Statements of Shareholders' Equity
  (Deficit) from inception (April 11, 1996) to September 30, 2007...........F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 2007 and 2006 and for the period from inception (April 11, 1996) to September 30, 2007..............F-6

Notes to Unaudited Condensed Consolidated Financial Statements..............F-8

                                        CPC OF AMERICA, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                            2007            2006
                                                                                        ------------    ------------
                                        ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                  $      3,461    $    255,079
  Prepaid expenses                                                                           141,258         419,059
                                                                                        ------------    ------------

TOTAL CURRENT ASSETS                                                                         144,719         674,138

PATENTS, NET OF ACCUMULATED AMORTIZATION                                                     333,067         367,207
TRADEMARKS, NET OF ACCUMULATED AMORTIZATION                                                    1,624           1,936
CASH SURRENDER VALUE OF LIFE INSURANCE                                                       768,280         698,883
                                                                                        ------------    ------------

TOTAL ASSETS                                                                            $  1,247,690    $  1,742,164
                                                                                        ============    ============

                         LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Loans from officer                                                                    $     99,017    $         --
  Accounts payable                                                                           117,900         127,332
  Accrued payroll                                                                            674,255         156,859
  Accrued dividends payable                                                                2,044,234       1,716,625
                                                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                                                  2,935,406       2,000,816
                                                                                        ------------    ------------

SHAREHOLDERS' DEFICIT
  Convertible preferred stock, 5,000,000 shares authorized,
    $.001 par value,
     Series C - 291,384 and 291,384 shares issued and
      outstanding at September 30, 2007 and December 31, 2006,
      respectively                                                                               291             291
     Series D - 655,576 and 656,123 shares issued and
      outstanding at September 30, 2007 and December 31, 2006,
      respectively                                                                               656             657
  Common stock, 20,000,000 shares authorized, $.0005 par value,
     8,703,309 and 8,449,984 shares issued and outstanding at
     September 30, 2007 and December 31, 2006, respectively                                    4,352           4,225
  Additional paid in capital - preferred                                                  10,381,185      10,714,773
  Additional paid in capital - common                                                     19,188,540      18,528,494
  Deficit accumulated during the development stage                                       (31,262,740)    (29,507,092)
                                                                                        ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                                                               (1,687,716)       (258,652)
                                                                                        ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                                               $  1,247,690    $  1,742,164
                                                                                        ============    ============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                            CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                                                                                CUMULATIVE
                                                    THREE MONTHS ENDED               NINE MONTHS ENDED        FROM INCEPTION
                                                       SEPTEMBER 30,                   SEPTEMBER 30,          (APRIL 11, 1996)
                                                ------------------------------------------------------------  TO SEPTEMBER 30,
                                                    2007            2006            2007            2006            2007
                                                ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES
Research and development - related party        $    137,987    $    125,443    $    413,961    $    376,328    $  9,137,983
Research and development - other                     181,682         285,167         820,895         697,550      10,107,914
                                                ------------    ------------    ------------    ------------    ------------
                                                     319,669         410,610       1,234,856       1,073,878      19,245,897
                                                ------------    ------------    ------------    ------------    ------------
General and administrative - related party            38,071          34,361         114,204         103,082       1,539,667
General and administrative - other                   179,081         335,012         478,420         787,248       7,211,804
                                                ------------    ------------    ------------    ------------    ------------
                                                     217,152         369,373         592,624         890,330       8,751,471
                                                ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                                      (536,821)       (779,983)     (1,827,480)     (1,964,208)    (27,997,368)
                                                ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Interest expense                                           -               -                               -          (8,954)
Interest income                                           77          10,113           2,435          40,394         305,997
Increase in cash surrender value of insurance         69,397         116,745          69,397         116,745         768,280
                                                ------------    ------------    ------------    ------------    ------------
                                                      69,474         126,858          71,832         157,139       1,065,323
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                        $   (467,347)   $   (653,125)   $ (1,755,648)   $ (1,807,069)   $(26,932,045)
                                                ============    ============    ============    ============    ============

LOSS PER SHARE CALCULATION:
Net Loss                                        $   (467,347)   $   (653,125)   $ (1,755,648)   $ (1,807,069)
Preferred dividend                                  (107,425)       (108,091)       (328,589)       (322,446)
                                                ------------    ------------    ------------    ------------
  Numerator                                     $   (574,772)   $   (761,216)   $ (2,084,237)   $ (2,129,515)
                                                ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE            $      (0.07)   $      (0.09)   $      (0.24)   $      (0.26)
                                                ============    ============    ============    ============

Basic and diluted weighted average number
  of common shares outstanding - denominator       8,679,075       8,322,160       8,587,744       8,123,511
                                                ============    ============    ============    ============

Maximum number of common shares (not
included in denominator of diluted loss
per share calculation due to their
anti-dilutive nature) attributable to
exercise/conversion of:
  Outstanding options                              3,775,754       3,490,927       3,775,754       3,490,927
  Preferred stock                                  1,600,839       1,608,858       1,600,839       1,608,858


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                         CPC OF AMERICA, INC. AND SUBSIDIARIES
                                             (A Development Stage Company)
                               Consolidated Statements of Shareholders' Equity (Deficit)
                                   From inception (April 11, 1996) to June 30, 2007


                                                        PREFERRED STOCK                            COMMON STOCK
                                        --------------------------------------------------  -------------------------
                                                SERIES A                   SERIES B
                                        ------------------------  ------------------------
                                          NUMBER                    NUMBER                    NUMBER
                                         OF SHARES      TOTAL      OF SHARES      TOTAL      OF SHARES       TOTAL
                                        -----------  -----------  -----------  -----------  -----------   -----------

Initial capitalization                            -  $         -            -  $         -    2,400,000   $     1,200
Issuance of common stock for a note               -            -            -            -      300,000           150
Issuance of common stock for cash                 -            -            -            -      100,000            50
Issuance of common stock for services             -            -            -            -      764,000           382
Net loss for 1996                                 -            -            -            -            -             -
                                        -----------  -----------  -----------  -----------  -----------   -----------
 BALANCE, DECEMBER 31, 1996                       -            -            -            -    3,564,000         1,782
Exercise of options                               -            -            -            -       26,666            13
Issuance of common stock for cash and
  conversion of note payable ($77,000)            -            -            -            -      640,000           320
Net loss for 1997                                 -            -            -            -            -             -
                                        -----------  -----------  -----------  -----------  -----------   -----------
 BALANCE, DECEMBER 31, 1997                       -            -            -            -    4,230,666         2,115
Exercise of options                               -            -            -            -       57,000            29
Issuance of common stock for cash                 -            -            -            -       40,000            20
Issuance of preferred stock for cash          8,824            9            -            -            -             -
Valuation of beneficial conversion
  feature on Series A Preferred                   -            -            -            -            -             -
Contribution of officer's salary                  -            -            -            -            -             -
Net loss for 1998                                 -            -            -            -            -             -
                                        -----------  -----------  -----------  -----------  -----------   -----------
 BALANCE, DECEMBER 31, 1998                   8,824            9            -            -    4,327,666         2,164
Exercise of warrants                              -            -            -            -      209,490           105
Exercise of options                               -            -            -            -      146,904            73
Issuance of preferred stock for cash         70,469           70            -            -            -             -
Preferred stock dividend                          -            -            -            -            -             -
Valuation of beneficial conversion
  feature on Series A Preferred                   -            -            -            -            -             -
Repurchase of common shares                       -            -                         -     (560,000)         (280)
Net loss for 1999                                 -            -                         -            -             -
                                        -----------  -----------  -----------  -----------  -----------   -----------
 BALANCE, DECEMBER 31, 1999                  79,293  $        79            -  $         -    4,124,060   $     2,062

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


                                                                                  DEFICIT
                                                       ADDITIONAL   ADDITIONAL  ACCUMULATED
                                            STOCK       PAID-IN      PAID-IN     DURING THE       TOTAL
                                            OPTION      CAPITAL-     CAPITAL-    DEVELOPMENT   SHAREHOLDERS'
                                            COSTS        COMMON     PREFERRED       STAGE     EQUITY(DEFICIT)
                                         -----------  -----------  -----------   -----------   -----------

Initial capitalization                   $         -  $         -  $         -   $         -   $     1,200
Issuance of common stock for a note                -            -            -             -           150
Issuance of common stock for cash                  -        4,950            -             -         5,000
Issuance of common stock for services              -       37,818            -             -        38,200
Net loss for 1996                                  -            -            -       (59,079)      (59,079)
                                         -----------  -----------  -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1996                        -       42,768            -       (59,079)      (14,529)
Exercise of options                                -       29,987            -             -        30,000
Issuance of common stock for cash and
  conversion of note payable ($77,000)             -      927,680            -             -       928,000
Net loss for 1997                                  -            -            -      (457,829)     (457,829)
                                         -----------  -----------  -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1997                        -    1,000,435            -      (516,908)      485,642
Exercise of options                                -      114,971            -             -       115,000
Issuance of common stock for cash                  -       57,980            -             -        58,000
Issuance of preferred stock for cash               -            -       74,991             -        75,000
Valuation of beneficial conversion
  feature on Series A Preferred                    -            -       25,000       (25,000)            -
Contribution of officer's salary                   -       80,000            -             -        80,000
Net loss for 1998                                  -            -            -      (640,580)     (640,580)
                                         -----------  -----------  -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1998                        -    1,253,386       99,991    (1,182,488)      173,062
Exercise of warrants                               -      366,503            -             -       366,608
Exercise of options                                -      177,289            -             -       177,362
Issuance of preferred stock for cash               -            -      598,930             -       599,000
Preferred stock dividend                           -            -      (25,725)            -       (25,725)
Valuation of beneficial conversion
  feature on Series A Preferred                    -            -      199,486      (199,486)            -
Repurchase of common shares                        -            -            -             -          (280)
Net loss for 1999                                  -            -            -    (1,329,328    (1,329,328)
                                         -----------  -----------  -----------   -----------   -----------
 BALANCE, DECEMBER 31, 1999              $         -  $ 1,797,178  $   872,682   $ (2,711,302)     (39,301)


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


                                                                        PREFERRED STOCK
                            ------------------------------------------------------------------------------------------------------
                                    SERIES A                   SERIES B                 SERIES C                  SERIES D
                            ------------------------  ------------------------  ------------------------  ------------------------
                               NUMBER                    NUMBER                    NUMBER                   NUMBER
                             OF SHARES      TOTAL      OF SHARES      TOTAL      OF SHARES      TOTAL      OF SHARES      TOTAL
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1999       79,293  $        79            -  $         -            -  $         -            -  $         -
  Exercise of warrants                -            -            -            -            -            -            -            -
  Exercise of options                 -            -            -            -            -            -            -            -
  Issuance of preferred
   stock for cash                     -            -       71,429           71            -            -            -            -
  Valuation of beneficial
   conversion feature on
   Series B Preferred                 -            -            -            -            -            -            -            -
  Conversion of Series A
   Preferred into common
   shares                       (70,469)         (70)           -            -            -            -            -            -
  Beneficial conversion
   feature on Series A
   Preferred shares                   -            -            -            -            -            -            -            -
  Settlement of lawsuit               -            -            -            -            -            -            -            -
  Purchase of patent                  -            -            -            -            -            -            -            -
  Stock option costs                  -            -            -            -            -            -            -            -
  Amortization of stock
   option costs                       -            -            -            -            -            -            -            -
  Cancellation of common
   shares                             -            -            -            -            -            -            -            -
  Net loss for 2000                   -            -            -            -            -            -            -            -
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 2000        8,824            9       71,429           71            -            -            -            -
  Exercise of options                 -            -            -            -            -            -            -            -
  Issuance of common stock
   for services                       -            -            -            -            -            -            -            -
  Issuance of preferred
   stock for cash                     -            -      113,715          114       95,123           95            -            -
  Valuation of beneficial
   conversion feature on
   Series B Preferred                 -            -            -            -            -            -            -            -
  Valuation of beneficial
   conversion feature on
   Series C Preferred                 -            -            -            -            -            -            -            -
  Conversion of  preferred
   stock and accrued
   dividends into common
   shares                        (8,824)          (9)    (113,715)        (114)           -            -            -            -
  Preferred stock dividend            -            -            -            -            -            -            -            -
  Issuance of common stock            -            -            -            -            -            -            -            -
   options for services               -            -            -            -            -            -            -            -
  Amortization of stock
   option costs                       -            -            -            -            -            -            -            -
  Net loss for 2001                   -            -            -            -            -            -            -            -
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 2001            -            -       71,429           71       95,123           95            -            -
  Exercise of options                 -            -            -            -            -            -            -            -
  Conversion of preferred
   stock and accrued
   dividends into common
   shares                             -            -      (71,429)         (71)     (18,576)         (19)           -            -
  Valuation of beneficial
   conversion feature on
   Series C Preferred                 -            -            -            -            -            -            -            -
  Cancellations of shares             -            -            -            -            -            -            -            -
  Issuance of preferred
   stock for cash                     -            -            -            -      264,657          265      110,627          111
  Amortization of stock
   option costs                       -            -            -            -            -            -            -            -
  Preferred stock dividend            -            -            -            -            -            -            -            -
  Purchase of Med Enclosure
   Stock                              -            -            -            -            -            -            -            -
  Net loss for 2002                   -            -            -            -            -            -            -            -
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE DECEMBER 31, 2002             -  $         -            -  $         -      341,204  $       341      110,627  $       111
                            ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

                                                                                                                        {CONTINUED)

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


                                   COMMON STOCK
                            ---------------------------                                                 DEFICIT
                                                                          ADDITIONAL   ADDITIONAL     ACCUMULATED
                                                             STOCK         PAID-IN      PAID-IN       DURING THE         TOTAL
                               NUMBER                       OPTION         CAPITAL-     CAPITAL-      DEVELOPMENT    SHAREHOLDERS'
                             OF SHARES        TOTAL          COSTS          COMMON      PREFERRED        STAGE      EQUITY (DEFICIT)
                            ------------   ------------   ------------   ------------  ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999     4,124,060   $      2,062   $          -   $  1,797,178  $    872,682   $ (2,711,302)  $    (39,301)
  Exercise of warrants           365,500            183              -        639,442             -              -        639,625
  Exercise of options            223,832            113              -        258,528             -              -        258,641
  Issuance of preferred
   stock for cash                      -              -              -              -       624,929              -        625,000
  Valuation of beneficial
   conversion feature on
   Series B Preferred                  -              -              -              -       208,125       (208,125)             -
  Conversion of Series A
   Preferred into common
   shares                        131,996             66              -        624,659      (598,930)             -         25,725
  Beneficial conversion
   feature on Series A
   Preferred shares                    -              -              -        199,486      (199,486)             -              -
  Settlement of lawsuit           33,333             17              -        199,983             -              -        200,000
  Purchase of patent              47,042             24              -        235,184             -              -        235,208
  Stock option costs                   -              -       (280,000)       280,000             -              -              -
  Amortization of stock
   option costs                        -              -        105,000              -             -              -        105,000
  Cancellation of common
   shares                        (89,000)           (45)             -              -             -              -            (45)
  Net loss for 2000                    -              -              -              -             -     (1,749,444)    (1,749,444)
                            ------------   ------------   ------------   ------------  ------------   ------------   ------------

BALANCE, DECEMBER 31, 2000     4,836,763          2,420       (175,000)     4,234,460       907,320     (4,668,871)       300,409
  Exercise of options            360,394            180              -        413,483             -              -        413,663
  Issuance of common stock
   for services                  100,000             50              -        255,450             -              -        255,500
  Issuance of preferred
   stock for cash                      -              -              -              -     1,841,392              -      1,841,601
  Valuation of beneficial
   conversion feature on
   Series B Preferred                  -              -              -              -       331,636       (331,636)             -
  Valuation of beneficial
   conversion feature on
   Series C Preferred                  -              -              -              -       282,233       (282,233)             -
  Conversion of  preferred
   stock and accrued
   dividends into common
   shares                        330,327            165              -      1,081,316    (1,069,887)             -         11,471
  Preferred stock dividend             -              -              -              -       (63,397)             -        (63,397)
  Issuance of common stock             -              -              -              -             -              -              -
   options for services                -              -              -         20,000             -              -         20,000
  Amortization of stock
   option costs                        -              -        140,000              -             -              -        140,000
  Net loss for 2001                    -              -              -              -             -     (1,968,471)    (1,968,471)
                            ------------   ------------   ------------   ------------  ------------   ------------   ------------

BALANCE, DECEMBER 31, 2001     5,627,484          2,815        (35,000)     6,004,709     2,229,297     (7,251,211)       950,776
  Exercise of options            282,480            140              -        317,650             -              -        317,790
  Conversion of preferred
   stock and accrued
   dividends into common
   shares                        241,627            120              -        790,205      (783,495)             -          6,740
  Valuation of beneficial
   conversion feature on
   Series C Preferred                  -              -              -              -     1,122,521     (1,122,521)             -
  Cancellations of shares       (535,933)          (268)             -       (199,732)            -              -       (200,000)
  Issuance of preferred
   stock for cash                      -              -              -              -     3,367,233              -      3,367,609
  Amortization of stock
   option costs                        -              -         35,000              -             -              -         35,000
  Preferred stock dividend             -              -              -              -      (122,861)             -       (122,861)
  Purchase of Med Enclosure
   Stock                          10,000              5              -         53,495             -              -         53,500
  Net loss for 2002                    -              -              -              -             -     (3,460,574)    (3,460,574)
                            ------------   ------------   ------------   ------------  ------------   ------------   ------------
BALANCE DECEMBER 31, 2002      5,625,658   $      2,812   $          -   $  6,966,327  $  5,812,695   $(11,834,306)  $    947,980
                            ============   ============   ============   ============  ============   ============   ============


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                                 F-4A


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to September 30, 2007


                                                                         PREFERRED STOCK
                                 --------------------------------------------------------------------------------------------------
                                         SERIES A                SERIES B                SERIES C                 SERIES D
                                 ----------------------  ----------------------  ------------------------  ------------------------
                                   NUMBER                  NUMBER                  NUMBER                    NUMBER
                                 OF SHARES      TOTAL    OF SHARES      TOTAL     OF SHARES      TOTAL      OF SHARES      TOTAL
                                 ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------

BALANCE, DECEMBER 31, 2002                -  $        -           -  $        -      341,204  $       341      110,627  $       111
    Exercise of options                   -           -           -           -            -            -            -            -
    Conversion of  preferred
     stock and accrued dividends
     into common shares                   -           -           -           -      (26,786)         (27)           -            -
    Valuation of beneficial
     conversion feature on Series
     D Preferred                          -           -           -           -            -            -            -            -
    Issuance of preferred stock
     for cash                             -           -           -           -            -            -      708,709          709
    Preferred stock dividend                          -           -           -            -            -            -            -
    Net loss for 2003                     -           -           -           -            -            -            -            -
                                 ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2003                -           -           -           -      314,418          314      819,336          820
    Exercise of options                   -           -           -           -            -            -            -            -
    Conversion of  preferred
     stock and accrued dividends
     into common shares                   -           -           -           -      (11,236)         (11)     (27,873)         (28)
    Preferred stock dividend                          -           -           -            -            -            -            -
    Stock option costs                    -           -           -           -            -            -            -            -
    Net loss for 2004                     -           -           -           -            -            -            -            -
                                 ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2004                -           -           -           -      303,182          303      791,463          792
    Exercise of options                   -           -           -           -            -            -            -            -
    Conversion of  preferred
     stock and accrued dividends
     into common shares                   -           -           -           -       (6,180)          (6)    (106,922)        (107)
    Preferred stock dividend              -           -           -           -            -            -            -            -
    Issuance of common stock
     for patent                           -           -           -           -            -            -            -            -
    Net loss for 2005                     -           -           -           -            -            -            -            -
                                 ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2005                -           -           -           -      297,002          297      684,541          685
    Exercise of options                   -           -           -           -            -            -            -            -
    Conversion of  preferred
     stock and accrued dividends
     into common shares                   -           -           -           -       (5,618)          (6)     (28,418)         (28)
    Preferred stock dividend              -           -           -           -            -            -            -            -
    Stock option costs                    -           -           -           -            -            -            -            -
    Expenses paid by officer/
     shareholder                          -           -           -           -            -            -            -            -
    Net loss for 2006                     -           -           -           -            -            -            -            -
                                 ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2006                -           -           -           -      291,384          291      656,123          657
    Exercise of options                   -           -           -           -            -            -            -            -
    Conversion of  preferred
     stock and accrued dividends
     into common shares                   -           -           -           -            -            -         (547)          (1)
    Preferred stock dividend              -           -           -           -            -            -            -            -
    Stock option costs                    -           -           -           -            -            -            -            -
    Net loss for nine months
     ended September 30, 2007             -           -           -           -            -            -            -            -
                                 ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------
BALANCE, SEPTEMBER 30, 2007               -  $        -           -  $        -      291,384  $       291      655,576  $       656
                                 ==========  ==========  ==========  ==========  ===========  ===========  ===========  ===========

                                                                                                                         (CONTINUED)

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                              CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                Consolidated Statements of Shareholders' Equity (Deficit) (Continued)
                                      From inception (April 11, 1996) to September 30, 2007


                                        COMMON STOCK
                                  ------------------------                                            DEFICIT
                                                                          ADDITIONAL   ADDITIONAL   ACCUMULATED
                                                               STOCK       PAID-IN      PAID-IN     DURING THE       TOTAL
                                    NUMBER                     OPTION      CAPITAL-     CAPITAL-    DEVELOPMENT   SHAREHOLDERS'
                                   OF SHARES      TOTAL        COSTS        COMMON     PREFERRED       STAGE     EQUITY (DEFICIT)
                                  -----------  -----------  -----------  -----------  -----------   ------------   -----------

BALANCE, DECEMBER 31, 2002          5,625,658  $     2,812  $         -  $ 6,966,327  $ 5,812,695   $(11,834,306)  $   947,980
    Exercise of options               775,117          388            -    1,351,807            -              -     1,352,195
    Conversion of  preferred
     stock and accrued dividends
     into common shares                73,800           37            -      263,034     (244,973)             -        18,071
    Valuation of beneficial
     conversion feature on Series
     D Preferred                            -            -            -            -    2,161,694     (2,161,694)            -
    Issuance of preferred stock
     for cash                               -            -            -            -    6,484,373              -     6,485,082
    Preferred stock dividend                -            -            -            -            -       (390,289)     (390,289)
    Net loss for 2003                       -            -            -            -            -     (2,759,466)   (2,759,466)
                                  -----------  -----------  -----------  -----------  -----------   ------------   -----------
BALANCE, DECEMBER 31, 2003          6,474,575        3,237            -    8,581,168   13,823,500    (16,755,466)    5,653,573
    Exercise of options               460,775          230            -    1,082,034            -              -     1,082,264
    Conversion of  preferred
     stock and accrued dividends
     into common shares                70,918           36            -      383,428     (354,961)             -        28,464
    Preferred stock dividend                -            -            -            -     (478,594)             -      (478,594)
    Stock option costs                      -            -            -    4,527,784            -              -     4,527,784
    Net loss for 2004                       -            -            -            -            -     (8,314,255)   (8,314,255)
                                  -----------  -----------  -----------  -----------  -----------   ------------   -----------
BALANCE, DECEMBER 31, 2004          7,006,268        3,503            -   14,574,414   12,989,945    (25,069,721)    2,499,236
    Exercise of options               470,393          235            -      777,724            -              -       777,959
    Conversion of  preferred
     stock and accrued dividends
     into common shares               176,405           88            -    1,150,457   (1,033,109)             -       117,323
    Preferred stock dividend                -            -            -            -     (501,921)             -      (501,921)
    Issuance of common stock
     for patent                         4,000            2            -      153,998            -              -       154,000
    Net loss for 2005                       -            -            -            -            -     (1,625,516)   (1,625,516)
                                  -----------  -----------  -----------  -----------  -----------   ------------   -----------
BALANCE, DECEMBER 31, 2005          7,657,066        3,828            -   16,656,593   11,454,915    (26,695,237)    1,421,081
    Exercise of options               732,699          367            -    1,187,471            -              -     1,187,838
    Conversion of  preferred
     stock and accrued dividends
     into common shares                60,219           30            -      358,881     (309,966)             -        48,911
    Preferred stock dividend                -            -            -            -     (430,176)             -      (430,176)
    Stock option costs                      -            -            -      264,297            -              -       264,297
    Expenses paid by officer/
     shareholder                            -            -            -       61,252            -              -        61,252
    Net loss for 2006                       -            -            -            -            -     (2,811,855)   (2,811,855)
                                  -----------  -----------  -----------  -----------  -----------   ------------   -----------
BALANCE, DECEMBER 31, 2006          8,449,984        4,225            -   18,528,494   10,714,773    (29,507,092)     (258,652)
    Exercise of options               252,452          126            -      631,004            -              -       631,130
    Conversion of  preferred
     stock and accrued dividends
     into common shares                   873            1            -        5,979       (4,999)             -           980
    Preferred stock dividend                -            -            -            -     (328,589)             -      (328,589)
    Stock option costs                      -            -            -       23,063            -              -        23,063
    Net loss for nine months
     ended September 30, 2007               -            -            -            -            -     (1,755,648)   (1,755,648)
                                  -----------  -----------  -----------  -----------  -----------   ------------   -----------
BALANCE, SEPTEMBER 30, 2007         8,703,309  $     4,352  $         -  $19,188,540  $10,381,185   $(31,262,740)  $(1,687,716)
                                  ===========  ===========  ===========  ===========  ===========   ============   ===========


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                                                 F-5A

                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                CUMULATIVE
                                                                     NINE MONTHS ENDED         FROM INCEPTION
                                                                       SEPTEMBER 30,          (APRIL 11, 1996)
                                                                ----------------------------  TO SEPTEMBER 30,
                                                                    2007            2006            2007
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (1,755,648)   $ (1,807,069)   $(26,932,045)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                     34,452          34,987         261,693
    Contribution of officer's salary/expenses paid by officer              -               -         141,252
    Issuance of common stock and options for services                548,608         772,581       7,913,790
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                              277,801        (651,588)        (87,485)
    Increase (decrease) in accounts and other payable                 (9,432)        (27,042)        119,076
    Increase (decrease) in accrued expenses                          517,396           8,483         861,982
                                                                ------------    ------------    ------------
Net cash from operating activities                                  (386,823)     (1,669,648)    (17,721,737)
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of patent                                                       -               -        (114,795)
  Capital expenditures                                                     -               -        (148,016)
  Increase in cash surrender value of life insurance                 (69,397)       (116,745)       (768,280)
                                                                ------------    ------------    ------------
Net cash from investing activities                                   (69,397)       (116,745)     (1,031,091)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from officer/shareholder loans                            154,602               -         227,752
  Payments on note payable to shareholder                                  -               -          (3,000)
  Exercise of options and warrants                                    50,000         303,500       4,828,421
  Issuance of preferred stock                                              -               -      12,993,292
  Issuance of common stock                                                 -               -         915,200
  Dividends                                                                -               -          (5,051)
  Cancellation of common stock                                             -               -        (200,325)
                                                                ------------    ------------    ------------
Net cash from financing activities                                   204,602         303,500      18,756,289
                                                                ------------    ------------    ------------

Net (decrease) increase in cash                                     (251,618)     (1,482,893)          3,461

CASH, BEGINNING OF PERIOD                                            255,079       1,940,660               -
                                                                ------------    ------------    ------------
CASH, END OF PERIOD                                             $      3,461    $    457,767    $      3,461
                                                                ============    ============    ============


                                                                                                 (CONTINUED)


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.



                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)


                                                                                                CUMULATIVE
                                                                     NINE MONTHS ENDED         FROM INCEPTION
                                                                       SEPTEMBER 30,          (APRIL 11, 1996)
                                                                ----------------------------  TO SEPTEMBER 30,
                                                                    2007            2006            2007
                                                                ------------    ------------    ------------
Non-cash investing and financing activities:
  Issuance of common stock for note receivable               $         -      $        -     $       150
  Debt to equity conversion                                       55,585               -         132,585
  Acquisition of minority interest                                     -               -          33,250
  Sale of Tercero - elimination of goodwill                            -               -         (40,000)
  Preferred dividends accrued                                    328,589         322,446       1,738,007
  Preferred dividends paid through common stock issuance             980          40,495         140,247
  Acquisition of Med Enclosures for note payable                       -               -         250,000
  Acquisition of patent through issuance of common stock               -               -         288,708
  Settlement of lawsuit through common stock issuance                  -               -         200,000
  Valuation of beneficial conversion features                          -               -       4,330,695
  Issuance of promissory note against cash surrender
    value of life insurance to satisfy insurance premium               -               -         166,928



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                     F-7

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Interim periods
     ---------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


2.   SHARE-BASED PAYMENTS (CONTINUED)

     Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the nine months ended September 30, 2007 and 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures.

     Total estimated share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2007 and 2006 were $23,063 and $45,045, respectively, and are included in general and administrative expenses.

     A summary of option activity for the nine months ended September 30, 2007 is as follows:

                                             Exercise
                                             Number of            Price
                                              Options           Per Share           Expiration
                                         ----------------    ----------------    ----------------

Outstanding at December 31, 2006                4,028,206      $2.50 - 30.00         2008-2009
Granted                                                 -
Exercised                                        (252,452)         $2.50                2008
                                         ----------------
Outstanding at September 30, 2007               3,775,754      $2.50 - 30.00         2008-2009
                                         ================

Exercisable at September 30, 2007               3,775,754
                                         ================

     Of the options exercised during the nine months ended September 30, 2007, $50,000 were in cash, $55,585 were for conversion of loan from shareholder and the rest, totaling $525,545, were in exchange for consulting services for the Company's primary consultant and rent expense to that same entity. The Consultant elected not to receive cash for the $517,455 in consulting fees and $8,090 in rent, but exercised options in that amount. The $525,545 of total non-cash exercises of options are included in the line item "issuance of common stock and options for services" in the statement of cash flows.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


3.   SHAREHOLDERS' EQUITY

     In late September 2007, the company commenced the private placement sale of Series E preferred stock at $19.75 per share. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company. Each Series E share is convertible into one common share until August 31, 2008, when the conversion price will be adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $13.00 per share. At September 30, 2007, the Company had not sold any of these shares.

     During the nine months ended September 30, 2007, the Company issued 252,452 shares of common stock for $631,130 of services, debt conversion and cash (at $2.50 per share) upon the exercise of options. In addition, 547 Series D preferred shares and related accrued dividends were converted to 873 shares of common stock during the nine months ended September 30, 2007.

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

4.   RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                    THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                    ---------------------------   ---------------------------    CUMULATIVE
                                        2007           2006           2007           2006      FROM INCEPTION
                                    ------------   ------------   ------------   ------------   ------------
Research and development:
  Consulting                        $    137,987   $    125,443   $    413,961   $    376,328   $  5,446,051
  Expense reimbursements                       -              -              -              -        152,001
  Engineering development                      -              -              -              -      3,539,931
                                    ------------   ------------   ------------   ------------   ------------
    Total R&D to related parties         137,987        125,443        413,961        376,328      9,137,983
                                    ------------   ------------   ------------   ------------   ------------

General and administrative:
  Consulting                              34,501         31,361        103,494         94,082      1,348,017
  Rent                                     3,570          3,000         10,710          9,000         80,390
  Expense reimbursements                       -              -              -              -        111,260
                                    ------------   ------------   ------------   ------------   ------------
                                          38,071         34,361        114,204        103,082      1,539,667
                                    ------------   ------------   ------------   ------------   ------------

Total expenses to related parties   $    176,058   $    159,804   $    528,165   $    479,410   $ 10,677,650
                                    ============   ============   ============   ============   ============

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


4.   RELATED PARTY TRANSACTIONS (CONTINUED)

     In addition, the Company's CEO has loaned the Company $154,602 during the nine months ended September 30, 2007 to pay various expenses. These advances are due upon demand and bear no interest. During the quarter ended September 30, 2007, $55,585 of these advances were converted to common stock through the exercise of 22,234 of the $2.50 stock options owned by the CEO.

     In prior years, the Company's CEO contributed salary of $80,000 in 1998 and declined reimbursement for Company operating expenses paid on behalf of the Company in the amount of $61,252 in 2006 for a total of $141,252 of paid in capital over the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     To date, our activities have included the market analysis and development of our MedClose(TM) device and counterpulsation units and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000 In March 2003, we received Food and Drug Administration ("FDA") clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. We are also engaged in the business of developing a patented internal puncture closure device and technique known as "MedClose". We have not commenced revenue producing operations.

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

     At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of September 30, 2007, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $2,000.

     The MedClose is a vascular closure system medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. The MedClose consists of a catheter system that is our proprietary product and a biologic sealant manufactured by a third party and made available to us under a non-exclusive license. The MedClose is designed to enhance manual compression by delivering the biologic sealant through our proprietary catheter system, resulting in a fibrin plug that is fully absorbed into the body within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose is undergoing human clinical trials and is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and we have filed for two additional patents with the USPTO.

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

     After consultation with our FDA counsel, we believe that the allegations of the FDA in its April 2007 letter are incorrect and we have filed an appropriate response with the agency. In the meantime, we have suspended human clinical investigations of the MedClose device in the U.S. pending further discussions with the FDA. In the fourth quarter of 2006, we commenced human clinical investigations in Canada, with the knowledge and concurrence of the Canadian regulatory authorities. We believe that we have at all times acted in full compliance with the regulations of the FDA and we will continue to do so. We are considering our options concerning further FDA compliance, including the initiation of formal legal proceedings against the FDA for failure to properly administer its regulations and suspension of all investigation in the U.S. pending the completion of human clinical investigations outside of the jurisdiction of the FDA. Based on the experiences and input of the clinical investigators, we suspended human clinical trials in Canada in October 2007 for purposes of refining the MedClose device. We expect to resume the Canadian trials within the next few months.

     Since November 2001, Biomed Research, Inc. has acted as our contract research, development, engineering, manufacturing, regulatory compliance and project management team under a contract to take our MedClose technologies, including our three patents and a fourth and fifth patents pending, from engineering through regulatory approvals. Biomed Research is an unaffiliated medical device research, development, engineering, manufacturing, regulatory compliance and project management firm located in Tampa Florida. Pursuant to our agreement with Biomed Research, Biomed Research is responsible now for the project management of the clinical trials and FDA PMA application when applicable of the MedClose product. We are obligated to pay Biomed based on agreed milestones/timelines relating to the project management of the MedClose product and progress in the regulatory approval process. During 2005 and 2006, we paid Biomed Research $295,765 and $913,339, respectively. Pursuant to our agreement with Biomed, we are obligated to pay up to an additional $613,093 over the remaining life of the agreement subject to the completion and satisfaction of certain milestones and timelines.

     As of September 30, 2007, we estimate that the costs of conducting and completing clinical studies of the MedClose device to be between $275,000 to $350,750. As further described below, we believe that we have sufficient working capital and financing resources on hand to complete clinical studies. We are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the direct manufacture and marketing of the MedClose product, we will, in all likelihood require up to $40 million of additional capital in order to (i) complete clinical trials and regulatory approvals in North America and designated foreign markets; (ii) commence manufacturing of the device; and (iii) commence marketing and sales of the device, including the development of a internal infrastructure necessary to support manufacturing and marketing. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

     We expect to commence revenue producing operations subject to U.S. and/or foreign regulatory approvals of MedClose. We intend to pursue foreign regulatory approval in as we believe that provides the MedClose device with the quickest path to market, however we will also continue to pursue FDA approval. We believe that we will be able to obtain approvals for the marketing and sale of the MedClose device in significant foreign markets within the next 18 months. We do not expect to purchase or sell significant plant or equipment during 2007, nor do we expect a significant change in the number of our employees during the year.

RESULTS OF OPERATIONS

     REVENUE. We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

     RESEARCH AND DEVELOPMENT. Our expenses related to research and development during the nine month period ended September 30, 2007 increased by $160,978 over the prior year period. We incurred $1,234,856 of research and development expense during the nine months ended September 30, 2007 compared to $1,073,878 for the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." The increase in research and development expenses is due to an increased level of research and development activity during the first nine months of 2007 by our contract design and engineering firm, Biomed Research, resulting from our commencement of human clinical trials in the third quarter of 2006.

     GENERAL AND ADMINISTRATIVE. During the nine month period ended September 30, 2007, general and administrative expenses declined by $297,706 from the prior year period. General and administrative expenses during the nine months ended September 30, 2007 were $592,624 compared to $890,330 for the prior year period. The decrease consisted primarily of a decrease in FDA counsel fees of $67,000 in 2007 as a result of decreased regulatory activity associated with our MedClose device, decreased accounting and 404 related expenses of $56,000, and decreased insurance from key man life insurance of $153,000 over amounts incurred in 2006 and decreased stock option expense of $21,000 due to completion of vesting period

     NET LOSS. Our net loss decreased by $51,421 for the nine months ended September 30, 2007 from $1,807,069 for the prior year period to $1,755,648 in the current year period. The decrease in net loss was due to the decrease in general and administrative expenses which was partially offset by the increase in research and development expenses.

FINANCIAL CONDITION

     As of September 30, 2007, we had a working capital deficit of ($2,790,687), which includes accrued dividends of $2,044,234 payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date and accrued payable to and a loan payable to our chief executive officer in the aggregate amount of $773,272. Our working capital deficit also gives no effect to our ability to either borrow against or surrender for cash a key-man life insurance policy for up to $768,280 in either event. Our chief executive officer has agreed to defer through the end of the year any cash payment of his loan payable and accrued salary. Also, our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per shareholders will continue to elect to receive dividends in common shares instead of cash.

     Based upon our chief executive officer's agreement to defer the cash payment of any of the $773,272 currently owed to him, and assuming that we access the cash surrender payment on our key-man policy and the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, our pro forma working capital as of September 30, 2007 was approximately $795,000. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need through at least the end of the 2007 fiscal year. However, we believe that our ability to operate substantially beyond the fiscal 2007 year-end will require us to raise significant additional capital, of which there can be no assurance. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than expected. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed.

     As noted above, we are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the direct manufacture and marketing of the MedClose product, we will, in all likelihood require up to $40 million of additional capital in order to
(i) complete clinical trials and regulatory approvals in North America and designated foreign markets; (ii) commence manufacturing of the device; and (iii) commence marketing and sales of the device, including the development of a internal infrastructure necessary to support manufacturing and marketing.

     In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of up to 2,025,316 shares of our Series E Preferred Stock, pursuant to Rule 506 under the Securities Act of 1933 ("1933 Act"). To date, however, we have not sold any Series E preferred shares. The Series E preferred shares are being sold at $19.75 per share. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company. Each Series E share is convertible into one common share until August 31, 2008, when the conversion price will be adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $13.00 per share. The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

     We will endeavor to raise additional funds through the sale of our Series E preferred shares and any other available financing sources in order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose. However, there are no agreements or understandings with any third parties at this time for our receipt of additional working capital and there can be no guarantee that such funds will be available on commercially reasonable terms, if at all. If we are unable to access additional capital on a timely basis, we will be unable to expand or continue our development of the MedClose device and our operating results will be adversely affected.

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

     Exhibit 31.1      Section 302 Certifications

     Exhibit 32.1      Section 906 Certification

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CPC OF AMERICA, INC.
                                         (REGISTRANT)


Dated:  November 8, 2007                 By: /s/ Rod A. Shipman
                                             ----------------------------------
                                             Rod A. Shipman,
                                             President, Chief Executive Officer
                                               and Chief Financial Officer