Form 10-K
period 2007-12-31
CPC OF AMERICA INC
filed 2008-03-17
CIK 1042728

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-24053

                              CPC OF AMERICA, INC.
                       (NAME OF REGISTRANT IN ITS CHARTER)

                  Nevada                                    11-3320709
--------------------------------------------     -------------------------------
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


        6336 17th Street Circle East
             Sarasota, Florida                                34243
--------------------------------------------     -------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 727-4370
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH
   TO BE SO REGISTERED                           EACH CLASS IS TO BE REGISTERED

        None                                     N/A
--------------------------------------------     -------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Large accelerated filer ___                     Accelerated filer  _X_
Non-accelerated filer ___                       Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 12, 2008 was approximately $39,321,996.

The number of shares of the common stock outstanding as of March 12, 2008 was 9,240,278.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, MED ENCLOSURE, LLC, A NEVADA LIMITED LIABILITY COMPANY, CPCA2000, INC., A NEVADA CORPORATION.

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

      In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock, pursuant to Rule 506 under the Securities Act of 1933 ("1933 Act"). Pursuant to the original terms of the offering, the Series E Preferred shares were being sold at $19.75 per share and each share was convertible into common shares at a conversion price of $14.80 per share until August 31, 2008, when the conversion price would have been adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $13.00 per share.

      As of January 2008, and prior to having sold any Series E Preferred shares, we amended the Series E Preferred share offering terms. Pursuant to the amended offering terms, we are selling 2,025,316 shares of our Series E Preferred Stock, at $6.00 per share. As of March 17, 2008, we have sold 129,167 shares of Series E Preferred shares for the gross proceeds of $775,000. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share until August 31, 2008, when the conversion price will be adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price shall not be adjusted to an amount below $3.92 per share. The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

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

      At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2007, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $2,000.

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

      INTERNAL PUNCTURE CLOSURE DEVICE: "MEDCLOSE"

      The MedClose is a vascular closure system medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. The MedClose consists of a catheter system that is our proprietary product and a biologic sealant manufactured by a third party and made available to us under a non-exclusive license. The MedClose is designed to enhance manual compression by delivering the biologic sealant through our proprietary catheter system, resulting in an elastic coagulum that is fully absorbed into the body within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose is undergoing human clinical trials and is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and have two additional patents pending.

      We believe that a major advantage of MedClose is that it requires no sutures and leaves no foreign matter or residue in the artery thereby reducing the risk of an embolism resulting from residual material left in the artery. In addition, we believe that MedClose will significantly reduce the recovery time of patients following catheterization procedures. Physicians traditionally have used sutures and manual compression and other commercial closure devices to close puncture wounds following catheterization procedures. Using sutures requires direct pressure to be applied to the wound for up to 45 minutes (typically applied by a nurse or orderly) and a recovery time of up to 12 hours, during which the patient remains still to avoid hemorrhaging. MedClose, by contrast, eliminates the need for direct pressure to be applied to the wound and reduces the recovery time following the procedure to approximately two hours. As a result, MedClose reduces the need for patients to remain completely immobile following the catheterization procedure and limits the recovery time and discomfort associated with the catheterization procedures.

      The MedClose is not presently available for general human use. Extensive animal studies were successfully completed in 2002 through 2004 and provided to the FDA Center for Devices and Radiological Health ("CDRH"). We have also successfully manufactured 800 MedClose devices, including the completion of procedures and processes relating to the sterilization, packaging, manufacturing, engineering, and testing of the MedClose device. In July 2005, after prior consultation with the primary CDRH reviewer, we submitted to the CDRH an investigational device exemption ("IDE") application to clinically investigate the MedClose device in the U.S. Absent an effective exemption from the IDE regulations or a finding that the device is a non-significant, low risk device, compliance with FDA IDE regulations is required before a medical device product can proceed to the last phase of the FDA regulatory process, human testing of the device.

      In August 2005, the CDRH responded to our IDE application by identifying certain deficiencies but it did not approve the application . We responded to the CDRH in November of 2005. Previously in October 2005, we were advised by the FDA's Office of Combination Products ("OCP") that the FDA's Center for Biologics Evaluation and Research ("CBER"), rather than the CDRH, would be the lead agency for permanent review and regulation. The CBER conveyed a conditional IDE approval in March 2006. We are continuing to appeal the OCP decision and seeking to have permanent review responsibility transferred back to the CDRH with whom we have interacted with since 2001. In October 2006, we withdrew an IDE application in a written explanation to the CBER. In addition, previous and subsequent reviews by independent institutional review boards or ("IRBs") of the investigational plan determined that the MedClose device is a non-significant, low risk device, and thus an approved IDE application from the FDA is not required by FDA regulations prior to the commencement of human clinical investigation. As of the date of this report, the clinical investigation of the MedClose device has been approved by two separate IRBs in Canada and the one in the US for a "Randomized, Prospective, Multi-Center Trial" of the MedClose device. We have also received authorizations from the Health Canada, Health Products and Food Branch, Therapeutic Products Directorate for patient clinical investigation of the MedClose device.

      In April 2007, we received a warning letter from the FDA which expressed, among other things, that:

      o The FDA believes the MedClose device was a significant risk device and not eligible for investigation in the U.S. without an IDE approved by the FDA;
      o We had violated IDE regulations governing the proper conduct of clinical studies; and
      o We provide to the FDA certain information and records concerning our clinical studies.

After consultation with FDA counsel, we believe that the allegations of the FDA in its April 2007 letter are incorrect. We have filed an appropriate response with the agency, and previously suspended human clinical investigations of the MedClose device in the U.S. pending further discussions with the FDA.

      In the fourth quarter of 2006, we commenced human clinical investigations in Canada, with the knowledge and concurrence of the Canadian regulatory authorities. We believe that we have at all times acted in full compliance with the regulations of the FDA and we will continue to do so. We are considering our options concerning further FDA compliance, including the initiation of formal legal proceedings against the FDA for failure to properly administer its regulations and causing suspension of all investigation in the U.S. pending the completion of human clinical investigations outside of the jurisdiction of the FDA. Based on the experiences and input of the clinical investigators, we voluntarily suspended human clinical trials in Canada in October 2007 for purposes of refining the MedClose device. We expect to resume the Canadian trials within the next few months. In November 2007, the CBER regulatory responsibility was transferred to the Office of Tissues, Cell and Genetic Testing ("TCGT"). We submitted a new IDE application which, if approved, will facilitate a continuance of the US clinical trials that were suspended by us in November 2006. We have established an acceptable data and statistical set of both US and Canadian enrollees that continues to demonstrate that the technology and its intellectual properties, both patented and patent pending, are exceeding the results obtained by the manual compression technique, which used in approximately 60% of both US and world procedures for both cardiac diagnostic and interventional procedures. The MedClose leaves no residue and we believe can be used in a variety of patients and can be repunctured in shortened time frame while maintaining patient ease of use, patient safety, patient comfort and reduction in use of hospital resources and faster discharges.

      Since November 2001, Biomed Research, Inc. has acted as our contract research, development, engineering, manufacturing, regulatory compliance and project management team under various agreements to take our MedClose technologies, including our three patents and a fourth and fifth patents pending from engineering through various regulatory approvals. Biomed is an unaffiliated medical device research, development, engineering, manufacturing, regulatory compliance and project management firm located in Tampa, Florida. During 2006 and 2007, we paid Biomed Research $913,339 and $104,220, respectively.

      We estimate that the costs of conducting and completing clinical studies in 2008 of the MedClose device to be between $178,000 to $430,000. We believe that we have sufficient working capital on hand to complete clinical studies. Based on the continuing trends of worldwide medical technology companies, we intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

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

      PATENTS AND TRADEMARKS

      We hold three patents from the USPTO for the MedClose device and procedure and we have filed two additional patents pending. We have also applied for a trademark for the name MedClose. In September 2002, we received three patents from the U.S. Patent and Trademark Office on our CPCA 2000 counterpulsation unit. At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have already received a trademark on the name "CPCA 2000."

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

      RESEARCH AND DEVELOPMENT

      Since inception through December 31, 2007, our research and development expenses have amounted to approximately $19,639,244, including $1,628,203 and $1,600,818 spent on research and development in 2007 and 2006, respectively. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services.

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

      WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE IN ORDER TO FURTHER DEVELOP OR MARKET OUR PRODUCTS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED. As of December 31, 2007, we had a working capital deficit of ($1,813,200), which includes accrued dividends of $2,089,132 payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date. In September 2007, we commenced a private placement of our Series E Preferred Stock, and since December 31, 2007, we have sold 129,167 shares of Series E Preferred shares for the gross proceeds of $775,000. After giving effect to our receipt of the $775,000 in proceeds from our private placement and assuming that our outstanding preferred shareholders continue to elect to receive dividends payable in common shares rather than cash, our pro forma working capital as of December 31, 2007 was approximately $1,050,932. We have historically raised substantial amounts of capital through the sale of our stock and the exercise of stock options, and we believe we can raise additional capital to meet our obligations over the next 12 months if needed. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need for at least the next twelve months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. We will seek to obtain any working capital required beyond the next 12 months through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access to capital beyond the next 12 months as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

      The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007 states that due to our working capital deficiency at December 31, 2007 there is a substantial doubt about our ability to continue as a going concern.

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

      THE MARKET FOR OUR STOCK IS LIMITED AND MAY NOT PROVIDE INVESTORS WITH EITHER LIQUIDITY OR A MARKET BASED VALUATION OF OUR COMMON STOCK. Our common stock is traded on the OTC Bulletin Board market under the symbol "CPCF.OB". As of March 12, 2008, the last reported sale price of our common stock on the OTCBB was $6.00 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to the security holders of the company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

      Our common stock is listed on the OTC Bulletin Board under the symbol "CPCF." Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended December 31, 2007. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

      QUARTER ENDED                                         HIGH      LOW
      -------------                                         ----      ---

      March 31, 2006                                       $17.25    $11.00
      June 30, 2006                                        $12.50    $ 6.75
      September 30, 2006                                   $12.45    $ 9.02
      December 31, 2006                                    $34.80    $10.10

      March 31, 2007                                       $24.50    $15.25
      June 30, 2007                                        $19.20    $15.00
      September 30, 2007                                   $17.00    $13.00
      December 31, 2007                                    $13.00    $ 5.15

HOLDERS

      As of March 5, 2008, there were 61 record holders of our common stock.

DIVIDENDS

      We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our certificates of designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of common stock. In addition, the holders of our Series E preferred stock are entitled to dividends at the rate of 10% per annum, payable at our option, in cash or common stock. During 2007, we paid no cash dividends on the shares of our preferred stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      Item 12 of this report includes information about the securities underlying outstanding options and securities remaining available for issuance under our equity compensation plans as of December 31, 2007.

SALES OF UNREGISTERED SECURITIES

      None.

ITEM 6. SELECTED FINANCIAL DATA.

The table below sets forth a summary of our selected financial data for each of the years ended December 31:


                                                 2007           2006           2005           2004           2003
                                             ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:

Revenue                                      $         --   $         --   $         --   $         --   $         --
Research and development                        1,628,203      1,600,818      1,266,093      6,699,714      2,300,315
General and administrative                        902,094      1,372,079        882,292      1,689,369        526,043
                                             ------------   ------------   ------------   ------------   ------------
Operating loss                                 (2,530,297)    (2,972,897)    (2,148,385)    (8,389,083)    (2,826,358)
                                             ------------   ------------   ------------   ------------   ------------

Interest expense                                       --             --             --             --             --
Interest income                                     2,496         44,297         59,087         74,828         66,892
Increase in cash surrender value
  of insurance                                     92,027        116,745        463,782             --             --

Net loss                                       (2,435,774)    (2,811,855)    (1,625,516)    (8,314,255)    (2,759,466)
                                             ============   ============   ============   ============   ============

Basic and diluted net loss per share                (0.33)         (0.40)         (0.29)         (1.31)         (0.90)

Basic and diluted weighted average
  number of common shares
  outstanding                                   8,643,140      8,143,031      7,323,397      6,723,101      5,904,416


BALANCE SHEET DATA:

  Total assets                                  1,382,977      1,742,164      2,842,770      3,494,578      6,372,462

  Total liabilities                             2,872,970      2,000,816      1,421,689        995,342        718,889

  Total shareholders' equity (deficit)         (1,489,993)      (258,652)     1,421,081      2,499,236      5,653,573

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

      The MedClose(TM) VCS is a medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. It utilizes a proprietary catheter system that is designed to enhance manual compression by delivering a biologic sealant which forms an elastic coagulum that is fully resorbed within 10 to 14 days. The MedClose VCS is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose(TM) VCS applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose(TM) VCS is undergoing human clinical trials and is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and two additional patents pending.

      We estimate that the costs of conducting and completing clinical studies of the MedClose device to be between $178,000 to $430,000. We believe that we have sufficient working capital to on hand to complete clinical studies. We intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

      We expect to commence revenue producing operations subject to foreign regulatory approvals of MedClose. We do not expect to purchase or sell significant plant or equipment during 2007, nor do we expect a significant change in the number of our employees during the year.

      In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. Pursuant to the original terms of the offering, the Series E Preferred shares were being sold at $19.75 per share and each share was convertible into common shares at a conversion price of $14.80 per share until August 31, 2008, when the conversion price would have been adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $13.00 per share.

      As of January 2008, and prior to having sold any Series E Preferred shares, we amended the Series E Preferred share offering terms. Pursuant to the amended offering terms, we are selling 2,025,316 shares of our Series E Preferred Stock, at $6.00 per share. As of March 12, 2008, we have sold 99,167 shares of Series E Preferred shares for the gross proceeds of $595,000. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share until August 31, 2008, when the conversion price will be adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price shall not be adjusted to an amount below $3.92 per share. The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

RESULTS OF OPERATIONS

      During the 2007 fiscal year, we incurred $1,628,203 of research and development expenses compared to $1,600,818 during fiscal 2006 and $1,266,093 during fiscal 2005. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." Our research and development costs were higher in 2007 and 2006 due to our commencement of human clinical trials in the third quarter of 2006. We expect our research and development costs to increase as we get further into human trials and proceed towards the submission of a submit applications for CE Mark/European commercial and eventually a FDA pre-market approval thereafter.

      During fiscal 2007, we incurred $902,094 of general and administrative expenses, compared to administrative expenses of $1,372,079 in fiscal 2006 and $882,292 in fiscal 2005. General and administrative expenses in fiscal 2007 decreased by $469,995 over fiscal 2006. The decrease consisted primarily of a decrease in FDA counsel fees of $171,903 in 2007 as a result of decreased regulatory activity associated with our MedClose device, decreased stock option expenses of $241,234 over amounts incurred in 2006, decrease in accounting fees of $73,401 in 2007 as a result of fewer transactions and efficiencies in 404 testing, offset by a small increase in other areas.

FINANCIAL CONDITION

      As of December 31, 2007, we had a working capital deficit of ($1,813,200), which includes accrued dividends of $2,089,132 payable on our outstanding shares of Series C preferred stock and Series D preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

      In September 2007, we commenced a private placement of our Series E Preferred Stock, and since December 31, 2007, we have sold 129,167 shares of Series E Preferred shares for the gross proceeds of $775,000. After giving effect to our receipt of the $775,000 in proceeds from our private placement and assuming that the holders of our outstanding preferred shares continue to elect to receive dividends payable in common shares rather than cash, our pro forma working capital as of December 31, 2007 was approximately $1,050,932. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need for at least the next 12 months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. In addition, in the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than 12 months from the date of this report. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

      The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007 states that due to our working capital deficiency at December 31, 2007 there is a substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm......................F-1
Consolidated Balance Sheets at December 31, 2007 and 2006....................F-2
Consolidated Statements of Operations for the three years ended
  December 31, 2007 and cumulative from inception (April 11, 1996)
  to December 31, 2007.......................................................F-3
Consolidated Statements of Shareholders' Equity (Deficit) from inception (April 11, 1996) to December 31, 2007............................F-4
Consolidated Statements of Cash Flows for the three years ended
  December 31, 2007 and cumulative from inception (April 11, 1996)
  to December 31, 2007.......................................................F-7
Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheets of CPC of America, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2007 and for the period from inception (April 11, 1996) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2007 and for the period from inception (April 11, 1996) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficiency at December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also included in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Costa Mesa, California
March 12, 2008

                                        CPC OF AMERICA, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                             Consolidated Balance Sheets

                                                                                              DECEMBER 31,
                                                                                    ------------------------------
                                                                                         2007             2006
                                                                                    -------------    -------------
                                           ASSETS
CURRENT ASSETS
   Cash and equivalents                                                             $     220,319    $     255,079
   Prepaid expenses                                                                       839,451          419,059
                                                                                    -------------    -------------

      TOTAL CURRENT ASSETS                                                              1,059,770          674,138

PATENTS, NET OF ACCUMULATED AMORTIZATION OF $235,813 IN 2007 AND $190,293 IN 2006         321,687          367,207

TRADEMARK, NET OF ACCUMULATED AMORTIZATION OF $4,711 IN 2007 AND $4,296 IN 2006             1,520            1,936

CASH SURRENDER VALUE OF LIFE INSURANCE, NET OF LOAN OF $166,928 IN 2006                        --          698,883
                                                                                    -------------    -------------
TOTAL ASSETS                                                                        $   1,382,977    $   1,742,164
                                                                                    =============    =============

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Loan from officer                                                                $     289,448    $          --
   Accounts payable                                                                        23,000          127,332
   Accrued payroll and related taxes                                                      471,390          156,859
   Accrued dividends payable                                                            2,089,132        1,716,625
                                                                                    -------------    -------------
      TOTAL CURRENT LIABILITIES                                                         2,872,970        2,000,816
                                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                                  --               --

SHAREHOLDERS' DEFICIT
   Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
      Series C -  288,575 and 291,384 shares issued and outstanding
        at December 31, 2007 and 2006, respectively                                           288              291
      Series D -  629,109 and 656,123 shares issued and outstanding
        at December 31, 2007 and 2006, respectively                                           629              657
   Common stock, 20,000,000 shares authorized, $.0005 par value,
      9,124,499 and 8,449,984 shares issued and outstanding at
      December 31, 2007 and 2006, respectively                                              4,562            4,225
   Additional paid-in capital - preferred                                              10,008,612       10,714,773
   Additional paid-in capital - common                                                 20,438,782       18,528,494
   Deficit accumulated during the development stage                                   (31,942,866)     (29,507,092)
                                                                                    -------------    -------------
      TOTAL SHAREHOLDERS' DEFICIT                                                      (1,489,993)        (258,652)
                                                                                    -------------    -------------
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                                           $   1,382,977    $   1,742,164
                                                                                    =============    =============


               The accompanying notes are an integral part of these consolidated financial statements.



                                            CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)

                                            Consolidated Statements of Operations

                                                                                                               CUMULATIVE
                                                                                                             FROM INCEPTION
                                                                                                            (APRIL 11, 1996)
                                                                         YEAR ENDED DECEMBER 31,                   TO
                                                             ---------------------------------------------    DECEMBER 31,
                                                                 2007             2006            2005            2007
                                                             -------------   -------------   -------------   -------------
COSTS AND EXPENSES:
  Research and development - related party                   $     551,948   $     501,769   $     513,448   $   9,275,970
  Research and development - other                               1,076,255       1,099,049         752,645      10,363,274
                                                             -------------   -------------   -------------   -------------
                                                                 1,628,203       1,600,818       1,266,093      19,639,244
                                                             -------------   -------------   -------------   -------------
  General and administrative - related party                       152,272         137,823         131,107       1,577,735
  General and administrative - other                               749,822       1,234,256         751,185       7,483,206
                                                             -------------   -------------   -------------   -------------
                                                                   902,094       1,372,079         882,292       9,060,941
                                                             -------------   -------------   -------------   -------------

OPERATING LOSS                                                  (2,530,297)     (2,972,897)     (2,148,385)    (28,700,185)
                                                             -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                      --              --              --          (8,954)
  Interest income                                                    2,496          44,297          59,087         306,058
  Increase in cash surrender value of insurance                     92,027         116,745         463,782         790,910
                                                             -------------   -------------   -------------   -------------

                                                                    94,523         161,042         522,869       1,088,014
                                                             -------------   -------------   -------------   -------------

NET LOSS                                                     $  (2,435,774)  $  (2,811,855)  $  (1,625,516)  $ (27,612,171)
                                                             =============   =============   =============   =============

LOSS PER SHARE CALCULATION:
Net loss                                                     $  (2,435,774)  $  (2,811,855)  $  (1,625,516)
Preferred dividend                                                (434,044)       (430,176)       (501,921)
                                                             -------------   -------------   -------------
  Numerator                                                  $  (2,869,818)  $  (3,242,031)  $  (2,127,437)
                                                             =============   =============   =============

Basic and diluted weighted average number
  of common shares outstanding - Denominator                     8,643,140       8,143,130       7,323,397
                                                             =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE                         $       (0.33)  $       (0.40)  $       (0.29)
                                                             =============   =============   =============

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
  Outstanding options                                            3,406,655       4,028,206       4,560,905
  Preferred stock                                                1,558,534       1,601,569       1,653,479


                   The accompanying notes are an integral part of these consolidated financial statements.


                                          CPC OF AMERICA, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                Consolidated Statements of Shareholders' Equity (Deficit)
                                  From inception (April 11, 1996) to December 31, 2007


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

                                                                F-4a
(continued on next page)


(continued from previous page)

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                           Consolidated Statements of Shareholders' Equity (Deficit)
                             From inception (April 11, 1996) to December 31, 2007

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

                                                     F-4b


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                         From inception (April 11, 1996) to December 31, 2007


                                                                          PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                          SERIES A                SERIES B                 SERIES C                 SERIES D
                                    --------------------    ---------------------    ---------------------    ---------------------
                                      NUMBER                 NUMBER                   NUMBER                   NUMBER
                                    OF SHARES     TOTAL     OF SHARES     TOTAL      OF SHARES     TOTAL      OF SHARES      TOTAL
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

BALANCE, DECEMBER 31, 1999             79,293    $    79           --    $     --           --    $     --           --    $     --
  Exercise of warrants                     --         --           --          --           --          --           --          --
  Exercise of options                      --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --       71,429          71           --          --           --          --
  Valuation of beneficial
    conversion feature on
    Series B Preferred                     --         --           --          --           --          --           --          --
  Conversion of Series A
    Preferred into common shares      (70,469)       (70)          --          --           --          --           --          --
  Beneficial conversion feature
    on Series A Preferred shares           --         --           --          --           --          --           --          --
  Settlement of lawsuit                    --         --           --          --           --          --           --          --
  Purchase of patent                       --         --           --          --           --          --           --          --
  Stock option costs                       --         --           --          --           --          --           --          --
  Amortization of stock option
    costs                                  --         --           --          --           --          --           --          --
  Cancellation of common shares            --         --           --          --           --          --           --          --
  Net loss for 2000                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

BALANCE, DECEMBER 31, 2000              8,824          9       71,429          71           --          --           --          --
  Exercise of options                      --         --           --          --           --          --           --          --
  Issuance of common stock for
    services                               --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --      113,715         114       95,123          95           --          --
  Valuation of beneficial conversion
    feature on Series B Preferred          --         --           --          --           --          --           --          --
  Valuation of beneficial conversion
    feature on Series C Preferred          --         --           --          --           --          --           --          --
  Conversion of  preferred stock
    and accrued dividends into
    common shares                      (8,824)        (9)    (113,715)       (114)          --          --           --          --
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Issuance of common stock                 --         --           --          --           --          --           --          --
    options for services                   --         --           --          --           --          --           --          --
  Amortization of stock option costs       --         --           --          --           --          --           --          --
  Net loss for 2001                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

BALANCE, DECEMBER 31, 2001                 --         --       71,429          71       95,123          95           --          --
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred stock
    and accrued dividends into
    common shares                          --         --      (71,429)        (71)     (18,576)        (19)          --          --
  Valuation of beneficial
    conversion feature on
    Series C Preferred                     --         --           --          --           --          --           --          --
  Cancellations of shares                  --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --           --          --      264,657         265      110,627         111
  Amortization of stock option
    costs                                  --         --           --          --           --          --           --          --
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Purchase of Med Enclosure Stock          --         --           --          --           --          --           --          --
  Net loss for 2002                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE, DECEMBER 31, 2002                 --    $    --           --    $     --      341,204    $    341      110,627    $    111


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5a
(continued on next page)


(continued from previous page)

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                         From inception (April 11, 1996) to December 31, 2007

                                          COMMON STOCK                                                    DEFICIT
                                     -------------------------                ADDITIONAL    ADDITIONAL   ACCUMULATED      TOTAL
                                                                  STOCK         PAID-IN      PAID-IN     DURING THE    SHAREHOLDERS'
                                       NUMBER                     OPTION        CAPITAL-     CAPITAL-    DEVELOPMENT     EQUITY
                                      OF SHARES      TOTAL         COSTS         COMMON     PREFERRED       STAGE       (DEFICIT)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------

BALANCE, DECEMBER 31, 1999          $  4,124,060  $      2,062  $         --  $  1,797,178 $    872,682  $ (2,711,302) $    (39,301)
  Exercise of warrants                   365,500           183            --       639,442           --            --       639,625
  Exercise of options                    223,832           113            --       258,528           --            --       258,641
  Issuance of preferred
    stock for cash                            --            --            --            --      624,929            --       625,000
  Valuation of beneficial
    conversion feature on
    Series B Preferred                        --            --            --            --      208,125      (208,125)           --
  Conversion of Series A
    Preferred into common
    shares                               131,996            66            --       624,659     (598,930)           --        25,725
  Beneficial conversion
    feature on Series A
    Preferred shares                          --            --            --       199,486     (199,486)           --            --
  Settlement of lawsuit                   33,333            17            --       199,983           --            --       200,000
  Purchase of patent                      47,042            24            --       235,184           --            --       235,208
  Stock option costs                          --            --      (280,000)      280,000           --            --            --
  Amortization of stock
    option costs                              --            --       105,000            --           --            --       105,000
  Cancellation of common
    shares                               (89,000)          (45)           --            --           --            --           (45)
  Net loss for 2000                           --            --            --            --           --    (1,749,444)   (1,749,444)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------

BALANCE, DECEMBER 31, 2000             4,836,763         2,420      (175,000)    4,234,460      907,320    (4,668,871)      300,409
  Exercise of options                    360,394           180            --       413,483           --            --       413,663
  Issuance of common stock
    for services                         100,000            50            --       255,450           --            --       255,500
  Issuance of preferred stock
    for cash                                  --            --            --            --    1,841,392            --     1,841,601
  Valuation of beneficial
    conversion feature on
    Series B Preferred                        --            --            --            --      331,636      (331,636)           --
  Valuation of beneficial
    conversion feature on
    Series C Preferred                        --            --            --            --      282,233      (282,233)           --
  Conversion of  preferred
    stock and accrued
    dividends into
    common shares                        330,327           165            --     1,081,316   (1,069,887)           --        11,471
  Preferred stock dividend                    --            --            --            --      (63,397)           --       (63,397)
  Issuance of common stock                    --            --            --            --           --            --            --
    options for services                      --            --            --        20,000           --            --        20,000
  Amortization of stock
    option costs                              --            --       140,000            --           --            --       140,000
  Net loss for 2001                           --            --            --            --           --    (1,968,471)   (1,968,471)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------

BALANCE, DECEMBER 31, 2001             5,627,484         2,815       (35,000)    6,004,709    2,229,297    (7,251,211)      950,776
  Exercise of options                    282,480           140            --       317,650           --            --       317,790
  Conversion of  preferred
    stock and accrued
    dividends into
    common shares                        241,627           120            --       790,205     (783,495)           --         6,740
  Valuation of beneficial
    conversion feature on
    Series C Preferred                        --            --            --            --    1,122,521    (1,122,521)           --
  Cancellations of shares               (535,923)         (268)           --      (199,732)          --            --      (200,000)
  Issuance of preferred
    stock for cash                            --            --            --            --    3,367,233            --     3,367,609
  Amortization of stock
    option costs                              --            --        35,000            --           --            --        35,000
  Preferred stock dividend                    --            --            --            --     (122,861)           --      (122,861)
  Purchase of Med
    Enclosure Stock                       10,000             5            --        53,495           --            --        53,500
  Net loss for 2002                           --            --            --            --           --    (3,460,574)   (3,460,574)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE, DECEMBER 31, 2002             5,625,658  $      2,812  $         --  $  6,966,327 $  5,812,695  $(11,834,306) $    947,980


                     The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        From inception (April 11, 1996) to December 31, 2007

                                                                          PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                          SERIES A                SERIES B                 SERIES C                 SERIES D
                                    --------------------    ---------------------    ---------------------    ---------------------
                                      NUMBER                 NUMBER                   NUMBER                   NUMBER
                                    OF SHARES     TOTAL     OF SHARES     TOTAL      OF SHARES     TOTAL      OF SHARES      TOTAL
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------

BALANCE, DECEMBER 31, 2002                 --    $    --           --    $     --      341,204    $    341      110,627    $    111
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued dividends
    into common shares                     --         --           --          --      (26,786)        (27)          --          --
  Valuation of beneficial
    conversion feature on
    Series D Preferred                     --         --           --          --           --          --           --          --
  Issuance of preferred stock
    for cash                               --         --           --          --           --          --      708,709         709
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Net loss for 2003                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE, DECEMBER 31, 2003                 --         --           --          --      314,418         314      819,336         820
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued dividends
    into common shares                     --         --           --          --      (11,236)        (11)     (27,873)        (28)
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Stock option costs                       --         --           --          --           --          --           --          --
  Net loss for 2004                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE, DECEMBER 31, 2004                 --         --           --          --      303,182         303      791,463         792
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued
    dividends into common shares           --         --           --          --       (6,180)         (6)    (106,922)       (107)
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Issuance of common stock
    for patent                             --         --           --          --           --          --           --          --
  Net loss for 2005                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE, DECEMBER 31, 2005                 --         --           --          --      297,002         297      684,541         685
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued dividends
    into common shares                     --         --           --          --       (5,618)         (6)     (28,418)        (28)
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Stock option costs                       --         --           --          --           --          --           --          --
  Expenses paid by
    officer/shareholder                    --         --           --          --           --          --           --          --
  Net loss for 2006                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE, DECEMBER 31, 2006                 --         --           --          --      291,384         291      656,123         657
  Exercise of options                      --         --           --          --           --          --           --          --
  Conversion of  preferred
    stock and accrued dividends
    into common shares                     --         --           --          --       (2,809)         (3)     (27,014)        (28)
  Preferred stock dividend                 --         --           --          --           --          --           --          --
  Stock option costs                       --         --           --          --           --          --           --          --
  Net loss for 2007                        --         --           --          --           --          --           --          --
                                    ---------    -------    ---------    --------    ---------    --------    ---------    --------
BALANCE, DECEMBER 31, 2007                 --    $    --           --    $     --      288,575    $    288      629,109    $    629
                                    =========    =======    =========    ========    =========    ========    =========    ========


                     The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-6a

(continued on next page)


(continued from previous page)

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                         From inception (April 11, 1996) to December 31, 2007


                                          COMMON STOCK                                                    DEFICIT
                                     -------------------------                ADDITIONAL    ADDITIONAL   ACCUMULATED      TOTAL
                                                                  STOCK         PAID-IN      PAID-IN     DURING THE    SHAREHOLDERS'
                                       NUMBER                     OPTION        CAPITAL-     CAPITAL-    DEVELOPMENT     EQUITY
                                      OF SHARES      TOTAL         COSTS         COMMON     PREFERRED       STAGE       (DEFICIT)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------

BALANCE, DECEMBER 31, 2002             5,625,658  $      2,812  $         --   $  6,966,327 $  5,812,695  $(11,834,306) $   947,980
  Exercise of options                    775,117           388             --     1,351,807           --            --    1,352,195
  Conversion of  preferred
    stock and accrued dividends
    into common shares                    73,800            37             --       263,034     (244,973)           --       18,071
  Valuation of beneficial
    conversion feature on
    Series D Preferred                        --            --             --           --    2,161,694    (2,161,694)           --
  Issuance of preferred stock
    for cash                                  --            --             --           --    6,484,373            --     6,485,082
  Preferred stock dividend                    --            --             --           --     (390,289)           --      (390,289)
  Net loss for 2003                           --            --             --           --           --    (2,759,466)   (2,759,466)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE, DECEMBER 31, 2003             6,474,575        3,237             --     8,581,168   13,823,500   (16,755,466)    5,653,573
  Exercise of options                    460,775          230             --     1,082,034           --            --     1,082,264
  Conversion of  preferred
    stock and accrued dividends
    into common shares                    70,918           36             --       383,428     (354,961)           --        28,464
  Preferred stock dividend                    --           --             --            --     (478,594)           --      (478,594)
  Stock option costs                          --           --             --     4,527,784           --            --     4,527,784
  Net loss for 2004                           --           --             --            --           --    (8,314,255)   (8,314,255)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE, DECEMBER 31, 2004             7,006,268        3,503             --    14,574,414   12,989,945   (25,069,721)    2,499,236
  Exercise of options                    470,393          235             --       777,724           --            --       777,959
  Conversion of  preferred
    stock and accrued
    dividends into common shares         176,405           88             --     1,150,457   (1,033,109)           --       117,323
  Preferred stock dividend                    --           --             --            --     (501,921)           --      (501,921)
  Issuance of common stock
    for patent                             4,000            2             --       153,998           --            --       154,000
  Net loss for 2005                           --           --             --            --           --    (1,625,516)   (1,625,516)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE, DECEMBER 31, 2005             7,657,066        3,828             --    16,656,593   11,454,915   (26,695,237)    1,421,081
  Exercise of options                    732,699          367             --     1,187,471           --            --     1,187,838
  Conversion of  preferred
    stock and accrued dividends
    into common shares                    60,219           30             --       358,881     (309,966)           --        48,911
  Preferred stock dividend                    --           --             --            --     (430,176)           --      (430,176)
  Stock option costs                          --           --             --       264,297           --            --       264,297
  Expenses paid by
    officer/shareholder                       --           --             --        61,252           --            --        61,252
  Net loss for 2006                           --           --             --            --           --    (2,811,855)   (2,811,855)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE, DECEMBER 31, 2006             8,449,984         4,225            --    18,528,494   10,714,773   (29,507,092)     (258,652)
  Exercise of options                    621,551           311            --     1,553,566           --            --     1,553,877
  Conversion of  preferred                                                                                                       --
    stock and accrued dividends
    into common shares                    52,964            26            --       333,659     (272,117)           --        61,537
  Preferred stock dividend                    --            --            --            --     (434,044)           --      (434,044)
  Stock option costs                          --            --            --        23,063           --            --        23,063
  Net loss for 2007                           --            --            --            --           --    (2,435,774)   (2,435,774)
                                    ------------  ------------  ------------  ------------ ------------  ------------  ------------
BALANCE, DECEMBER 31, 2007             9,124,499  $      4,562  $         --  $ 20,438,782 $ 10,008,612  $(31,942,866) $ (1,489,993)
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

                                                              F-6b


                                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)

                                             Consolidated Statements of Cash Flows

                                                                                                                CUMULATIVE
                                                                                                              FROM INCEPTION
                                                                                                             (APRIL 11, 1996)
                                                                            YEAR ENDED DECEMBER 31,                  TO
                                                               ---------------------------------------------    DECEMBER 31,
                                                                   2007            2006             2005            2007
                                                               -------------   -------------   -------------   -------------

Cash flows from operating activities:
  Net loss                                                      $ (2,435,774)   $ (2,811,855)   $ (1,625,516)   $(27,612,171)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                     45,936          46,471          42,042         273,177
    Contribution of officer's salary/expenses paid by officer             --          61,252              --         141,252
    Issuance of common stock and options for services              1,446,355       1,148,635         587,334       8,811,537
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                             (420,392)       (396,345)         (7,810)       (785,678)
    Increase (decrease) in accounts and other payable               (104,332)         86,751          31,126          24,176
    (Decrease) increase in accrued expenses                          314,531         111,111          10,623         659,117
                                                               -------------   -------------   -------------   -------------
    Net cash used by operating activities                         (1,153,676)     (1,753,980)       (962,201)    (18,488,590)
                                                               -------------   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) redemption of short-term investments                         --              --       1,896,390              --
  Purchase of patent                                                      --              --              --        (114,795)
  Redemption of cash surrender value of life insurance               790,910              --              --         790,910
  Increase in cash surrender value of life insurance                 (92,027)       (235,101)       (463,782)       (790,910)
  Capital expenditures                                                    --              --              --        (148,016)
                                                               -------------   -------------   -------------   -------------
    Net cash provided (used) by investing activities                 698,883        (235,101)      1,432,608        (262,811)
                                                               -------------   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder notes                                    444,050              --              --         517,200
  Payments on note payable to shareholder                            (99,017)             --              --        (102,017)
  Exercise of options and warrants                                    75,000         303,500         190,625       4,853,421
  Issuance of preferred stock                                             --              --              --      12,993,292
  Issuance of common stock                                                --              --              --         915,200
  Dividends                                                               --              --              --          (5,051)
  Cancellation of common stock                                            --              --              --        (200,325)
                                                               -------------   -------------   -------------   -------------
    Net cash provided by financing activities                        420,033         303,500         190,625      18,971,720
                                                               -------------   -------------   -------------   -------------

Net increase (decrease) in cash                                      (34,760)     (1,685,581)        661,032         220,319
CASH, BEGINNING OF PERIOD                                            255,079       1,940,660       1,279,628              --
                                                               -------------   -------------   -------------   -------------
CASH, END OF PERIOD                                            $     220,319   $     255,079   $   1,940,660   $     220,319
                                                               =============   =============   =============   =============


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

                                                             F-7a


                                             CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)

                                       Consolidated Statements of Cash Flows (continued)

                                                                                                                CUMULATIVE
                                                                                                              FROM INCEPTION
                                                                                                             (APRIL 11, 1996)
                                                                            YEAR ENDED DECEMBER 31,                  TO
                                                               ---------------------------------------------    DECEMBER 31,
                                                                   2007            2006             2005            2007
                                                               -------------   -------------   -------------   -------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                 $          --   $          --   $          --   $         150
  Debt to equity conversion                                    $      55,585   $          --   $          --   $     132,585
  Acquisition of minority interest                             $          --   $          --   $          --   $      33,250
  Sale of Tercero - elimination of goodwill                    $          --   $          --   $          --   $     (40,000)
  Preferred dividends accrued                                  $     434,044   $     430,176   $     501,921   $   1,843,462
  Conversion of preferred stock and preferred dividends
     paid through issuance of common stock                     $     333,685   $      48,911   $     117,323   $     472,952
  Acquisition of Med Enclosures for note payable               $          --   $          --   $          --   $     250,000




                    The accompanying notes are an integral part of these consolidated financial statements.

                                                             F-7b

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

      Under the terms of a November 1999 settlement agreement, the Company received the remaining interest in the HeartMed LLC ("Heart Med") joint venture, making it a wholly owned subsidiary of CPC. HeartMed has had no operations. HeartMed was dissolved as of December 31, 2007.

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

      During 2002, the Company formed Med Close Corp ("MCC"). In 2004, MCC began research and development activities, but has had little or no operations. MCC was dissolved as of December 31, 2007.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Liquidity and management's plans
      --------------------------------
      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of ($2,435,774) during the year ended December 31, 2007. Also, the Company has a cash balance of $220,319, a working capital deficit of ($1,813,200) and a stockholders' deficit of ($1,489,993) at December 31, 2007.

      The working capital deficit at December 31, 2007 includes accrued dividends of $2,089,132 payable on the Company's outstanding shares of Series C preferred stock and Series D preferred stock. Both Series C and Series D preferred stock have a 5% annual dividend payable in cash or shares of the Company's common stock, at the option of the holder. Those dividends are convertible into common stock at the rate of $3.57 per share for Series C preferred stock and $6.86 per share for Series D preferred stock. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and management believes that as long as the market price for the Company's common shares stays near $6.86 per share (on March 12, 2008, the Company's shares closed at $6.00) holders will continue to elect to receive dividends in common shares instead of cash.

      Subsequent to December 31, 2007, the Company had sold 99,167 Series E preferred shares for a total proceeds of $595,000 and has 1,926,149 more Series E shares available for sale.

      Furthermore, the Company has historically been able to issue shares or stock options to pay for operating expenses.

      Management believes that working capital on hand, its ability to raise capital through the sale of stock, and its ability to meet operating expense obligations through the issuance of stock or stock equivalents provide the opportunity for the Company to continue as a going concern.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      No income taxes have been paid since inception. Payments of $8,954 for interest have been made since inception; none in 2005, 2006 or 2007.

      Patents and trademarks
      ----------------------
      Patents and trademarks are stated at cost and amortized using the straight line method over their economic useful life, which is estimated at fifteen years. During 2004, the Company acquired 12% additional interest in MED for $100,000, which was added to patent costs in the accompanying financial statements. In January 2005, the Company acquired the final 7.7% of MED for $154,000, which was added to patent costs in the accompanying financial statements. Amortization expense was $45,936 in 2007 and 2006 and $41,770 in 2005.

      Equipment
      ---------
      Depreciation expense is provided over the estimated useful life of 5 years using straight line and accelerated methods. All remaining equipment was disposed of in 2007. Depreciation expense was $535 in 2006 and $415 in 2005.

      Use of estimates
      ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Reclassifications
      -----------------
      Certain items in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                            2007            2006            2005
                                                        ------------    ------------    ------------
      Patents
             Gross carrying amount                      $    557,500    $    557,500    $    557,500
                                                        ============    ============    ============
             Accumulated amortization                   $    235,813    $    190,293    $    144,773
                                                        ============    ============    ============
             Amortization expense                       $     45,520    $     45,520    $     41,212
                                                        ============    ============    ============

      Trademark
             Gross carrying amount                      $      6,232    $      6,232    $      6,232
                                                        ============    ============    ============
             Accumulated amortization                   $      4,712    $      4,296    $      3,880
                                                        ============    ============    ============
             Amortization expense                       $        416    $        416    $        558
                                                        ============    ============    ============

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

      Basic and diluted net loss per share
      ------------------------------------
      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For 2007, 2006 and 2005 all common stock equivalents were anti-dilutive.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS
      123. As share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Share-based payments (continued)
      --------------------------------
      Total share-based compensation expenses recognized under SFAS 123R for the year ended December 31, 2007 and 2006 were $23,063 and $264,297, respectively, and are included in general and administrative expenses. The incremental share-based compensation caused our net loss to increase by the same amounts. Basic and diluted loss per share was unaffected by the incremential share-based compensation in 2007, but caused loss per share to increase by $.03 in the year ended December 31, 2006.

      The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2006: risk-free interest rate of 4.625%, volatility of 49%, term of three years and expected dividend yield of zero.

      Since we have a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2007 and 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

      Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                                  2005
                                                            ---------------
      Net loss
             As reported                                    $    (1,625,516)
             Additional costs for estimated fair value
               of options                                   $       111,416
             Pro forma                                      $    (1,736,932)
      Basic and fully diluted loss per share
             As reported                                    $         (0.29)
             Pro forma                                      $         (0.31)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 1998 and 1996, respectively: risk-free interest rate of 3.375%, 6% and 9%; volatility of 20%, 50% and 200%; and a weighted fair value of $11.33, $1.26 and $.001.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent accounting pronouncements
      --------------------------------
      In February 2007, the FASB issued SFAS 159 - THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

      In September 2006, the SEC issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, MATERIALITY, when evaluating the materiality of misstatements. SAB108 is effective for fiscal years ending after November 15, 2006. The Company has implemented SAB 108 in the current fiscal year and there is no material effect.

2.    SHAREHOLDERS' EQUITY (DEFICIT)

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

      Series C Preferred stock
      ------------------------
      In October 2001, the Company commenced the private placement sale of Series C preferred stock at $8.90 per share. The Company sold 359,780 shares for proceeds of $3,202,042. The Company recorded a beneficial conversion feature totaling $1,067,337 at the date of issuance. The Series C Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock. Each Series C share was convertible into one common share until June 30, 2002, when the conversion price was adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At June 30, 2002, the conversion price was adjusted to $3.57 per share. During the fourth quarter of 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2004, 11,236 Series C shares and related accrued dividends of $11,758 were converted into 31,304 common shares. During 2005, 6,180 Series C shares and related accrued dividends of $9,500 were converted into 18,068 common shares. During 2006, 5,618 Series C shares and related accrued dividends of $9,520 were converted into 16,673 common shares. During 2007, 2809 Series C shares and related accrued dividends of $7,137 were converted into 9,002 common shares. Accrued dividends of $734,523 on the 288,575 shares outstanding at December 31, 2007 remain unpaid.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Series D Preferred stock
      ------------------------
      In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share. The Company sold 819,336 shares for proceeds of $7,496,924. The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock. Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share. During 2004, 27,873 Series D shares and related accrued dividends of $16,706 were converted into 39,614 common shares. During 2005, 106,922 shares and related accrued dividends of $107,823 were converted into 158,337 common shares. During 2006, 28,418 Series D shares and related accrued dividends of $39,390 were converted into 43,546 common shares. During 2007, 27,014 Series D shares and related accrued dividends of $54,000 were converted into 43,962 common shares. Accrued dividends of $1,354,809 on the 629,109 outstanding shares remain unpaid at December 31, 2007.

      Series E Preferred stock
      ------------------------
      In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company. Each Series E share is convertible into one common share until August 31, 2008, when the conversion price will be adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $13.00 per share. At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00. Through March 12, 2008, the Company sold 99,167 shares for proceeds of $595,000.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Common stock
      ------------
      During 2007, 2,809 Series C shares and 27,014 Series D shares and related accrued dividends of $61,537 were converted into 52,964 common shares. During 2006, 5,618 Series C shares and 28,418 Series D shares and related accrued dividends of $48,911 were converted into 60,219 common shares. During 2005, 6,180 Series C shares and 106,922 Series D shares and related accrued dividends of $117,323 were converted into 176,405 common shares. During 2004, 11,236 Series C shares and 27,873 Series D shares and related accrued dividends of $28,464 were converted into 70,918 common shares. During 2003, 26,786 Series C shares and related accrued dividends of $18,071 were converted into 73,689 common shares. During 2002, 18,576 Series C shares and related accrued dividends of $6,625 were converted into 46,314 common shares.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Common stock (continued)
      ------------------------
      In May 1996, the Company sold to its founders 2,400,000 shares of common stock for $.0005 cash per share and 300,000 shares for a $150 note receivable. In September 1996, the Company sold 100,000 shares of common stock for $.05 cash per share to one of its founders.

      Stock options
      -------------
      The Company has granted options to purchase its common stock. The option prices at the time of grant were at or above the fair value of the Company's common stock. The following information applies to all options outstanding at December 31, 2007:

                                                   Weighted                   Weighted
                                     Average        average                    average
       Exercise       Options       remaining      exercise       Number      exercise
         Price      Outstanding    life (years)      price     exercisable      price
      ----------   -------------  --------------  ----------  -------------  ----------
         $ 2.50      2,656,655          0.3          $ 2.50      2,656,655      $ 2.50
         $29.12        550,000         1.75          $29.12        550,000      $29.12
         $30.00        200,000         1.75          $30.00        200,000      $30.00

      The following information applies to employee options outstanding at December 31, 2007:

                                                   Weighted                   Weighted
                                     Average        average                    average
       Exercise       Options       remaining      exercise       Number      exercise
         Price      Outstanding    life (years)      price     exercisable      price
      ----------   -------------  --------------  ----------  -------------  ----------
         $ 2.50      1,398,344          0.3          $ 2.50      1,398,344      $ 2.50
         $29.12        275,000         1.75          $29.12        275,000      $29.12
         $30.00         50,000         1.75          $30.00         50,000      $30.00

      A summary of stock option activity since inception follows:

                                                        Number of               Exercise
                                                         Options                  Price               Expiration
                                                   --------------------    --------------------    -----------------
      Inception (April 11, 1996)                                     -                       -             -
      Granted                                                4,420,000           $1.125 - 1.25        1997 - 2006
                                                   --------------------    --------------------
      Outstanding at December 31, 1996                       4,420,000           $1.125 - 1.25        1997 - 2006

      Exercised                                                (26,666)                 $1.125
      Expired                                                 (200,000)                  $1.18
                                                   --------------------    --------------------
      Outstanding at December 31, 1997                       4,193,334           $1.125 - 1.25           2006

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Stock options (continued)
      -------------------------

                                                        Number of               Exercise
                                                         Options                  Price               Expiration
                                                   --------------------    --------------------    -----------------
      Outstanding at December 31, 1997                       4,193,334           $1.125 - 1.25           2006

      Granted                                                4,152,000            $1.25 - 9.00           2008
      Exercised                                                (57,000)          $1.125 - 2.50
      Canceled                                              (1,173,334)                 $1.125
                                                   --------------------    --------------------
      Outstanding at December 31, 1998                       7,115,000           $1.125 - 9.00        2003 - 2008
      Granted                                                   25,000                   $5.50           2004
      Exercised                                               (146,904)          $1.125 - 2.50
      Canceled                                                (490,000)                 $1.125
                                                   --------------------    --------------------
      Outstanding at December 31, 1999                       6,503,096           $1.125 - 9.00        2003 - 2008
      Granted                                                  175,000           $5.00 - $5.75
      Exercised                                               (223,832)          $1.125 - 2.50
                                                   --------------------    --------------------
      Outstanding at December 31, 2000                       6,454,264           $1.125 - 9.00        2003 - 2008
      Granted                                                   15,800                   $2.50           2004
      Exercised                                               (360,394)          $1.125 - 2.50
                                                   --------------------    --------------------
      Outstanding at December 31, 2001                       6,109,670           $1.125 - 9.00        2003 - 2008
      Exercised                                               (282,480)                 $1.125
      Canceled                                                (100,000)                  $5.50
                                                   --------------------    --------------------
      Outstanding at December 31, 2002                       5,727,190           $1.125 - 9.00        2003 - 2008
      Exercised                                               (775,117)          $1.125 - 9.00
      Canceled                                                 (10,000)                  $8.00
                                                   --------------------    --------------------
      Outstanding at December 31, 2003                       4,942,073           $1.125 - 5.75        2004 - 2008
      Granted                                                  550,000                  $29.12           2009
      Exercised                                               (460,775)          $1.125 - 5.75
                                                   --------------------    --------------------
      Outstanding at December 31, 2004                       5,031,298          $1.125 - 29.12        2006 - 2009
      Exercised                                               (470,393)          $1.125 - 2.50
                                                   --------------------    --------------------
      Outstanding at December 31, 2005                       4,560,905          $1.125 - 29.12        2006 - 2009
      Granted                                                  200,000                  $30.00           2009
      Exercised                                               (732,699)          $1.125 - 2.50
                                                   --------------------    --------------------
      Outstanding at December 31, 2006                       4,028,206           $2.50 - 30.00        2008 - 2009
      Exercised                                               (621,551)                  $2.50           2008
                                                   --------------------
      Outstanding at December 31, 2007                       3,406,655           $2.50 - 30.00        2008 - 2009
                                                   ====================

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Stock options (continued)
      -------------------------
      The aggregate intrinsic value was $7 million on all outstanding options at December 31, 2007. At December 31, 2007, all compensation costs have been recognized and all remaining options are vested.

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

      During 2000, 175,000 options were granted to two consultants at exercise prices of $5.00 and $5.75. The fair value of these options was calculated using the Black-Scholes option pricing model and was determined to be $280,000. The services provided by these consultants are to be performed over two years. The cost of $280,000 is being amortized over two years. During 2002 and 2001, $35,000 and $140,000 were charged to expense and recorded in the statement of operations, respectively. In 2002, 100,000 of these options were cancelled due to non-performance. The fair value of the options issued to non-employees during 1999 and 1998 was determined to be minimal.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2.    SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      Stock options (continued)
      -------------------------
      Of the $1,553,877 in options exercised during 2007, the Company received $75,000 in cash and the other exercises were in exchange for services and expenses as follows: consulting services for the Company's strategic consultant totaling $1,379,876 (of which $689,938 is prepaid), rent from the same consultant totaling $25,940 (of which $14,280 is prepaid), expenses paid by the consultant in the amount of $17,476 and a loan payment of $55,585 to the Company's only employee. The consultant elected not to receive cash for the consulting services, rent and expenses but exercised options totaling $1,423,292. The $1,423,292 of total non-cash exercises of option are included in the line item "issuance of common stock and options for services" in the statement of cash flows. Similarly, the Company's only employee elected not to receive cash for part of his loan repayment, but exercised options in the amount of $55,585, which is included in the caption "debt to equity conversion" in the statement of cash flows.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

3.    CASH VALUE OF LIFE INSURANCE

      The Company was the owner and beneficiary of a $5 million "key-person" life insurance policy on its CEO. Premiums paid on the policy totaled $323,798 in 2006, 2005 and 2004. The cash surrender value relative to the policies in place at December 31, 2006 and 2005 was $698,883 and $463,782, respectively. The policy allows for loans against the death benefits with interest at variable rates (5.77% at December 31, 2006). At December 31, 2006, the cash surrender value is shown net of $161,899 in loans and $5,029 in accrued interest. The loan was used to pay the final premium of $161,899 in 2006. In November 2007, the Company cashed in the insurance policy, the loan was repaid from the cash surrender value, and the remainding $790,910 was remitted to the Company.

4.    INCOME TAXES

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At December 31, 2007 the Company has an estimated net operating loss carryforward for federal tax purposes of $22,500,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2028. The Company had deferred tax assets of approximately $7,900,000, $7,000,000, and $6,100,000 at December 31, 2007,
      2006 and 2005, respectively, relating to its net operating loss. A 100% valuation allowance, which increased by $900,000 in 2007 and in 2006, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

5.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Consulting agreements (continued)
      ---------------------------------
      In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were also granted under the April 1998 amendment. The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The options expire on April 22, 2008.

      The Company has entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties. The Company made payments to the strategic consultant amounting to $0 in 2007 and 2006, and $47,155 in 2005.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

5.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Office lease
      ------------
      The Company leases its office space under a one-year lease at $1,190 per month from a related party. The lease expired November 30, 2005 and is now on a month-to-month basis. Actual rent expense was $14,280 in 2007, $12,380 in 2006 and $12,000 in 2005.

6.    RELATED PARTY TRANSACTIONS

      The Company has a consulting agreement with its strategic consultant, a related party (See note 5). The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------      CUMULATIVE
                                                 2007           2006           2005        FROM INCEPTION
                                             ------------   ------------   ------------    --------------
      Research and development:
        Consulting                           $    551,948   $    501,769   $    457,561    $    5,584,038
        Expense reimbursements                          -              -          8,732           152,001
        Engineering development                    14,946              -         47,155         3,554,877
                                             ------------   ------------   ------------    --------------
          Total R&D to related parties            566,894        501,769        513,448         9,290,916
                                             ------------   ------------   ------------    --------------

      General and administrative:
        Consulting                                127,992        125,443        112,640         1,372,515
        Rent                                       14,280         12,380         12,000            83,960
        Expense reimbursements                      2,529              -          6,467           113,789
                                             ------------   ------------   ------------    --------------
                                                  144,801        137,823        131,107         1,570,264
                                             ------------   ------------   ------------    --------------

      Total expenses to related parties      $    711,695   $    639,592   $    644,555    $   10,861,180
                                             ============   ============   ============    ==============

7.    MAJOR VENDORS

      In addition to the concentration of expenses to the related party described above, one vendor comprises approximately 71% in 2007, 95% in 2006, and 39% in 2005 of the Company's research and development expenditures to third parties. The loss of this vendor, however, would not have an impact on the current operations of the Company.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

8.    SELECTED QUARTERLY DATA (UNAUDITED)

                                                                   QUARTERS ENDED
                                            -------------------------------------------------------------
                                               DEC. 31        SEPT. 30         JUNE 30         MAR. 31
                                            -------------   -------------   -------------   -------------
                    2006
      Net revenues                          $           -   $           -   $           -   $           -
      Gross profit                                      -               -               -               -
      Loss from operations                      1,008,689         663,238         607,715         576,510
      Net loss                              $   1,004,786   $     653,125   $     592,144   $     561,800
      Basic and diluted loss per share      $        0.13   $        0.09   $        0.09   $        0.09

                    2007
      Net revenues                          $           -   $           -   $           -   $           -
      Gross profit                                      -               -               -               -
      Loss from operations                        702,817         536,821         499,181         791,478
      Net loss                              $     680,126   $     467,347   $     499,007   $     789,294
      Basic and diluted loss per share      $        0.08   $        0.07   $        0.07   $        0.11


                                      F-25

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

      Under the supervision and with the participation of the our management, including our principal executive officer and principal financial officer, we evaluated our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our independent registered accountants, Cacciamatta Accountancy Corp., has audited this assessment of our internal control over financial reporting and their report is included in this
Item 9A.

      During the fiscal quarter ended December 31, 2007, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of our chief executive officer and chief financial officer, as required by the rules of the SEC. Our chief executive officer and chief financial officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures were effective as of December 31, 2007.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING



THE BOARD OF DIRECTORS AND SHAREHOLDERS
CPC OF AMERICA, INC.

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing above, that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CPC of America, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CPC of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of CPC of America, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of CPC of America, Inc. Our report dated March 12, 2008 expressed an unqualified opinion noting, as discussed in Note 1 to the financial statements, that the Company has a net capital deficiency at December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 12, 2008

ITEM 9B. OTHER INFORMATION

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are our directors and officers.

        NAME              AGE                       POSITION
---------------------   -------   ----------------------------------------------

Rod A. Shipman             57     President, Secretary, Treasurer and Director
Rafe Cohen                 60     Director
William C. Lievense        60     Director

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

      Mr. Lievense has served as our director since October 1996. He has over 25 years of experience in the medical industry. Mr. Lievense has been employed since 2004 by Triad Hospitals, Inc. as the chief executive officer of its hospital in Jonesboro, Arkansas. Mr. Lievense was the president and chief executive officer of Columbia/Doctors Hospital of Sarasota, Florida, and its predecessor, Galen Health Care Corporation from 1993 to his recent retirement in January 2000. Mr. Lievense has worked for Humana, Inc., a nationwide owner and operator of hospitals and healthcare facilities, for 20 years, serving as its vice president and assistant regional manager from 1988 to 1993. He also worked for American Inhalation Representatives, Inc., a respiratory services company in Birmingham, Alabama. Mr. Lievense received a Bachelor of Arts degree in Sociology from Alma College in Alma, Michigan and received a Masters degree in Business Administration from the University of Louisville, Kentucky.

      All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

KEY CONSULTANTS TO THE COMPANY

      The CTM Group, Inc., has a consulting contract to provide strategic planning services to our company. Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is a founder of our company and served as our president, treasurer and chairman of the board from April 1996 to January 1997. Mr. Shabty was a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida. He is a former director of TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the founder, chairman of the board and chief executive officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. From October 1993 to September 1994, Mr. Shabty served as executive vice president of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. We made payments to CTM Group amounting to $711,695 in 2007, $639,592 in 2006 and $644,555 in 2005. Of these amounts payable, CTM Group declined to take a cash payment and instead applied to the exercise of outstanding options all $711,695 payable in 2007, $582,212 payable in 2006 and $185,849 payable in 2005.

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

      Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for two instances in which our chief executive officer failed to file in a timely manner a Form 4 to report his exercise of stock options.

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

      On April 23, 1998, we entered into an employment agreement with Mr. Shipman to serve as our president and chief executive officer. Pursuant to the terms of that employment agreement, Mr. Shipman received an annual salary of $120,000. Effective April 1, 1999, the employment agreement was amended to increase his annual compensation to $220,000 and to permit Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. Effective January 1, 2003, the employment agreement amended to increase annual compensation to $354,312. In July 2005, the employment agreement was further amended to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007. By way of the July 2005 amendment, Mr. Shipman agreed to assume, and not seek reimbursement for, any and all travel, entertainment and other business expenses incurred by him in connection with the performance of his duties.

      Mr. Shipman's employment agreement is for a term of ten years, expiring on April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement. If Mr. Shipman's employment ceases during the three year period following a change of control for reasons other than cause, death or disability, or if Mr. Shipman resigns during such period for good reason, we are obligated to pay Mr. Shipman an amount equal to his average annual compensation over the five years proceeding such termination of employment.

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

      Commencing in 1999, we have allowed Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. During the last nine fiscal years, virtually all base salary and expense reimbursements payable to Mr. Shipman have been offset against the exercise price of his option exercises. This has virtually eliminated our cash outlay for employee related expenses and positively affected our cash flow from operations.

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

                                                THE BOARD OF DIRECTORS

                                                Rod A. Shipman, Chairman
                                                Rafe Cohen
                                                William C. Lievense


                           SUMMARY COMPENSATION TABLE

      The following table sets forth for our sole executive officer, Rod
Shipman: (i) the dollar value of base salary earned during 2007 and 2006; (ii) the dollar value of all other compensation for 2007 and 2006; and (iii) the dollar value of total compensation for 2007 and 2006.

----------------------------------------------------------------------------------------------------------------
     Name      Year    Salary    Bonus   Stock   Option     Non-Equity     Change in      All Other     Total
      and                ($)      ($)    Awards  Awards     Incentive       Pension      Compensation    ($)
   Principal                               ($)       ($)      Plan         Value and         ($)
   Position                                                Compensation   Nonqualified
                                                               ($)         Deferred
                                                                          Compensation
                                                                          Earnings ($)
      (a)       (b)      (c)      (d)      (e)       (f)       (g)             (h)           (i)         (j)
----------------------------------------------------------------------------------------------------------------

    Rod A.      2007   $689,935   $0       $0     $11,532      $0              $0            $0       $701,467
 Shipman, CEO   2006   $627,213   $0       $0     $81,089      $0              $0            $0       $708,302
----------------------------------------------------------------------------------------------------------------

      o Of the $627,213 in salary earned in 2006, $470,409 was paid, via offset against the exercise payable by Mr. Shipman on his option exercises during 2006 and $156,804 was accrued as of December 31, 2006.
      o Of the $689,935 in salary earned in 2007, $344,967 was paid, via offset against the exercise payable by Mr. Shipman on his option exercises during 2007 and $344,968 was accrued as of December 31, 2007.
      o The dollar amount in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in footnote (2) to our audited financial statement for the fiscal years ended December 31, 2007 and 2006 included elsewhere in this report.

                                                  GRANT OF PLAN-BASED AWARDS TABLE

------------------------------------------------------------------------------------------------------------------------------------
  Name     Grant                  Estimated Future Payouts     Estimated Future Payouts  All Other   All Other   Exercise
            Date                      Under Non-Equity          Under Equity Incentive     Stock      Option      or Base
                                    Incentive Plan Awards             Plan Awards         Awards:     Awards:    Price of
                                                                                          Number     Number of    Option
                                                                                         of Shares  Securities    Awards
                                                                                         of Stock   Underlying    ($/Sh)
                                                                                         or Units    Options
                                                                                           (#)         (#)
                                 ---------------------------------------------------------------------------------------------------
                                 Threshold  Target  Maximum   Threshold  Target  Maximum
                                    ($)      ($)      ($)        (#)       (#)     (#)

   (a)       (b)     (b2)   (b3)    (c)      (d)      (e)        (f)       (g)     (h)     (i)         (j)          (k)      (k2)
------------------------------------------------------------------------------------------------------------------------------------

Rod A.
 Shipman                            $0       $0       $0         $0        $0      $0      --          --           $0
------------------------------------------------------------------------------------------------------------------------------------


                                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                OPTION AWARDS                                              STOCK AWARDS
------------------------------------------------------------------------------------------------------------------------------------
  Name      Number        Number        Equity      Option     Option      Number     Market   Equity Incentive   Equity Incentive
              of            of         Incentive   Exercise  Expiration      of      Value of    Plan Awards:       Plan Awards:
          Securities    Securities    Plan Awards:   Price      Date     Shares or   Shares or      Number            Market or
          Underlying    Underlying     Number of      ($)                Units of   Units of     of Unearned        Payout Value
          Unexercised   Unexercised   Securities                           Stock       Stock   Shares, Units or     of Unearned
            Options       Options     Underlying                         That Have   That Have   Other Rights     Shares, Units or
              (#)           (#)       Unexercised                           Not         Not       That Have         Other Rights
          Exercisable  Unexercisable   Unearned                            Vested     Vested      Not Vested         That Have
                                       Options                              (#)         ($)          (#)             Not Vested
                                         (#)                                                                             ($)

  (a)         (b)           (c)          (d)          (e)       (f)         (g)         (h)          (i)                 (j)
------------------------------------------------------------------------------------------------------------------------------------
Rod A.
Shipman    1,398,344         0            0          $2.50    4/22/08        0           0            0                   0
------------------------------------------------------------------------------------------------------------------------------------

             275,000         0            0         $29.12   10/11/09
------------------------------------------------------------------------------------------------------------------------------------

              50,000         0            0         $30.00   10/12/09
------------------------------------------------------------------------------------------------------------------------------------



                                        OPTION EXERCISES AND STOCK VESTED TABLE

----------------------------------------------------------------------------------------------------------------------
                                Option Awards                                       Stock Awards
----------------------------------------------------------------------------------------------------------------------
  Name            Number of Shares            Value Realized            Number of Shares           Value Realized
                Acquired on Exercise            on Exercise           Acquired on Vesting            on Vesting
                         (#)                        ($)                       (#)                       ($)
  (a)                    (b)                        (c)                       (d)                       (e)
----------------------------------------------------------------------------------------------------------------------

Rod A.
Shipman                32,234                    $366,016                      0                         0
----------------------------------------------------------------------------------------------------------------------


                                              DIRECTOR COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
  Name       Fees Earned    Stock    Option     Non-Equity        Change in Pension       All Other
             or Paid in    Awards    Awards   Incentive Plan   Value and Nonqualified   Compensation      Total
                Cash         ($)      ($)      Compensation    Deferred Compensation         ($)           ($)
                 ($)                                ($)               Earnings
                                                                        ($)
  (a)            (b)         (c)      (d)           (e)                 (f)                  (g)           (h)
----------------------------------------------------------------------------------------------------------------------

Rafe Cohen       $0          $0       $0            $0                  $0                   $0            $0
----------------------------------------------------------------------------------------------------------------------

William
Lievense         $0          $0       $0            $0                  $0                   $0            $0
----------------------------------------------------------------------------------------------------------------------

      o At the present time, directors receive no compensation for serving as directors of the company, however, we may in the future begin to compensate our non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 12, 2008 by
(i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. The following table is based on 9,240,278 shares issued and outstanding as of March 12, 2008.


                  NAME AND ADDRESS                        NUMBER OF SHARES     PERCENTAGE OWNED
------------------------------------------------------   ------------------   ------------------
Rod A. Shipman(1)(2)                                             2,484,366            22.9%
Rafe Cohen(1)(3)                                                   162,000             1.7%
William C. Lievense(1)(3)                                          165,000             1.7%
CTM Group, Inc.(4)(5)                                            3,266,040            30.2%
All officers and directors as a group (three persons)            2,811,366            25.4%

----------------------------
(1) Address is 6336 17th Street Circle East, Sarasota, Florida 34243.

(2) Includes options granted to Mr. Shipman to purchase 1,607,565 shares of common stock.

(3) Includes options to purchase 100,000 shares of common stock.

(4) Address is 1350 East Flamingo, #800, Las Vegas, Nevada 89119.

(5) Includes options granted to the CTM Group to purchase 1,583,311 shares of common stock.

EQUITY COMPENSATION PLANS

      The following table sets forth certain information as of December 31, 2007 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon      Weighted- Average          Number of Common
                                Exercise of Outstanding      Exercise Price of          Shares Remaining
      Plan Category                    Options              Outstanding Options      Available for Issuance
----------------------------   ------------------------   -----------------------   ------------------------
Equity compensation plan
  approved by shareholders
                                       750,000                     $29.35                  2,435,534
Equity compensation plan
  not approved by
  shareholders (1)                   2,656,655                      $2.50                        N/A

----------------------------
(1) Represents shares of common stock issuable to Rod Shipman and CTM Group, Inc. pursuant to option agreements entered into with us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1998, we entered into a Consulting Agreement with CTM Group, Inc. In May 2005, CTM Group and we amended the consulting agreement to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007.

      In July 2000, our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, bonuses to our chief executive officer, Rod A. Shipman and CTM Group, Inc in the form of a royalty on the net sale of products of Med Enclosure derived from two of its three patents. Under the original royalty agreements, Mr. Shipman and CTM Group were to each receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved amendments to the royalty agreements increasing the royalties payable to Mr. Shipman and CTM Group to one and one-half percent (1.5%) on all net sales. In October 2004, our board of directors approved further amendments to the royalty agreements with Mr. Shipman and CTM Group. Pursuant to those amendments, in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman and CTM Group each minimum royalty payments of $4,000,000 per year. CTM Group beneficially owns approximately 31.8% of our outstanding common shares.

      During 2002 and 2003, we entered into various agreements with CTM Group for research and development of additional various applications of our proprietary intellectual property. We made payments to CTM Group amounting to $14,946 in 2007 and $0 in 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Our board of directors has selected Cacciamatta Accountancy Corporation as our independent accountants to audit our consolidated financial statements for the fiscal year 2007. Cacciamatta Accountancy Corporation previously audited our consolidated financial statements for the two fiscal years ended December 31, 2006 and 2005.

AUDIT AND NON-AUDIT FEES

      Aggregate fees for professional services rendered to us by Cacciamatta Accountancy Corporation for the years ended December 31, 2007 and 2006 were as follows:

      Services Provided                  2007            2006
      ---------------------------    ------------    ------------
      Audit Fees                       $80,000         $78,000
      Audit Related Fees                   -0-             -0-
      Tax Fees                             -0-             -0-
      All Other Fees                       -0-             -0-
                                     ------------    ------------
           Total.................      $80,000         $78,000

      AUDIT FEES. The aggregate fees billed for the years ended December 31, 2007 and 2006 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

      AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2007 and 2006 for the audit or review of our financial statement that are not reported under Audit Fees.

      TAX FEES. There were no fees billed for the years ended December 31, 2007 and 2006 for professional services for tax compliance, tax advice and tax planning.

      ALL OTHER FEES. There were no billed for the years ended December 31, 2007 and 2006 for services other than the services described above.

PRE-APPROVAL POLICIES AND PROCEDURES

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Cacciamatta Accountancy Corporation and the estimated fees related to these services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   LIST OF FINANCIAL STATEMENTS.

      Report of Independent Registered Public Accounting Firm................F-1
      Consolidated Balance Sheets at December 31, 2007 and 2006..............F-2
      Consolidated Statements of Operations for the three years
        ended December 31, 2007 and cumulative from inception
        (April 11, 1996) to December 31, 2007................................F-3
      Consolidated Statements of Cash Flows for the three years
        ended December 31, 2007 and cumulative from inception
        (April 11, 1996) to December 31, 2007................................F-7
      Notes to Consolidated Financial Statements.............................F-8

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

      4.6   Certificate of Designations of the Company's Series E Preferred
            Stock

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

      21.1  List of Subsidiaries (14)

      23.1  Consent of Independent Certified Public Accountants

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------
(1) Previously filed as part of the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 20, 1998.

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


                                        CPC OF AMERICA, INC.

Date: March 17, 2008
                                        By: /s/ Rod A. Shipman
                                            ------------------------------------
                                            Rod A. Shipman, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                             Capacity                     Date
----                             --------                     ----

/s/ Rod A. Shipman               Chairman of the Board        March 17, 2008
------------------------
Rod A. Shipman

/s/ Rafe Cohen                   Director                     March 17, 2008
------------------------
Rafe Cohen

                                 Director                     March 17, 2008
------------------------
William Lievense