Form 10-Q
period 2008-03-31
CPC OF AMERICA INC
filed 2008-05-06
CIK 1042728

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

         Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [X]    Non-accelerated filer [_]
                          Smaller reporting company [_]

         Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

         As of April 30, 2008, the registrant had 9,244,788 shares of its $.0005 par value common stock issued and outstanding.

                              CPC OF AMERICA, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2008



PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------
ITEM 1. FINANCIAL STATEMENTS.

Unaudited Condensed Consolidated Balance Sheets at
  December 31, 2007 and March 31, 2008..................................    F-1
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods ended March 31, 2008 and 2007 and
  for the period from inception (April 11, 1996) to March 31, 2008......    F-2
Unaudited Condensed Consolidated Statements of Shareholders' Equity
  (Deficit) from inception (April 11, 1996) to March 31, 2008...........    F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 2008 and 2007 and for the period
  from inception (April 11, 1996) to March 31, 2008.....................    F-7
Notes to Unaudited Condensed Consolidated Financial Statements..........    F-9

                                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                                       March 31,      December 31,
                                                                                         2008             2007
                                                                                      ------------    ------------
                                   ASSETS

Current assets
  Cash and equivalents                                                                $  1,504,530    $    220,319
  Prepaid expenses                                                                         691,704         839,451
                                                                                      ------------    ------------

Total current assets                                                                     2,196,234       1,059,770

Patents, net of accumulated amortization                                                   310,307         321,687
Trademarks, net of accumulated amortization                                                  1,416           1,520
                                                                                      ------------    ------------

TOTAL ASSETS                                                                          $  2,507,957    $  1,382,977
                                                                                      ============    ============

                     LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
  Loans from officer                                                                  $         --    $    289,448
  Accounts payable                                                                          77,558          23,000
  Accrued payroll                                                                          468,451         471,390
  Accrued dividends payable                                                              2,203,408       2,089,132
                                                                                      ------------    ------------

Total current liabilities                                                                2,749,417       2,872,970
                                                                                      ------------    ------------

Shareholders' deficit
  Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C - 288,575 and 288,575 shares issued and outstanding at March 31, 2008
       and December 31, 2007, respectively                                                     288             288
     Series D - 626,376 and 629,109 shares issued and outstanding at March 31, 2008
       and December 31, 2007, respectively                                                     626             629
    Series E - 275,505 and 0 shares issued and outstanding at March 31, 2008
       and December 31, 2007, respectively                                                     276              --
  Common stock, 20,000,000 shares authorized, $.0005 par value, 9,244,788 and
     9,124,499 shares issued and outstanding at March 31, 2008 and December 31,
     2007, respectively                                                                      4,622           4,562
  Additional paid in capital - preferred                                                12,067,167      10,008,612
  Additional paid in capital - common                                                   21,048,542      20,438,782
  Deficit accumulated during the development stage                                     (33,362,981)    (31,942,866)
                                                                                      ------------    ------------

Total shareholders' deficit                                                               (241,460)     (1,489,993)
                                                                                      ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                                             $  2,507,957    $  1,382,977
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


                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                                 Cumulative
                                                                    Three Months Ended        from inception
                                                                        March 31,             (April 11, 1996)
                                                                ----------------------------    to March 31,
                                                                   2008            2007            2008
                                                                ------------    ------------    ------------

Costs and expenses
Research and development - related party                        $    137,987    $    137,987    $  9,428,903
Research and development - other                                     224,770         437,940      10,573,098
                                                                ------------    ------------    ------------
                                                                     362,757         575,927      20,002,001
                                                                ------------    ------------    ------------
General and administrative - related party                            38,067          38,068       1,608,331
General and administrative - other                                   469,336         177,483       7,960,013
                                                                ------------    ------------    ------------
                                                                     507,403         215,551       9,568,344
                                                                ------------    ------------    ------------

Operating Loss                                                      (870,160)       (791,478)    (29,570,345)
                                                                ------------    ------------    ------------

Other income (expense)
Interest expense                                                          --              --          (8,954)
Interest income                                                        1,055           2,184         307,113
Interest income                                                           --              --         790,910
                                                                ------------    ------------    ------------
                                                                       1,055           2,184       1,089,069
                                                                ------------    ------------    ------------


Net Loss                                                        $   (869,105)   $   (789,294)   $(28,481,276)
                                                                ============    ============    ============

Loss Per share calculation:
Net Loss                                                        $   (869,105)   $   (789,294)
Preferred dividend                                                  (120,202)       (107,462)
                                                                ------------    ------------
  Numerator                                                     $   (989,307)   $   (896,756)
                                                                ============    ============

Basic and diluted net loss per share                            $      (0.11)   $      (0.11)
                                                                ============    ============

Basic and diluted weighted average number
  of common shares outstanding - denominator                       9,238,080       8,491,876
                                                                ============    ============

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their
anti-dilutive nature) attributable to exercise/conversion of:
  Outstanding options                                              3,390,876       3,957,404
  Preferred stock                                                  1,830,394       1,600,839


    The accompanying notes are an integral part of these condensed financial statements.




                                          CPC OF AMERICA, INC. AND SUBSIDIARIES
                                              (A Development Stage Company)
                                Consolidated Statements of Shareholders' Equity (Deficit)
                                  From inception (April 11, 1996) to March 31, 2008


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

                                                                F-3a
(continued on next page)


(continued from previous page)

                                     CPC OF AMERICA, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                           Consolidated Statements of Shareholders' Equity (Deficit)
                                From inception (April 11, 1996) to March 31, 2008

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

                                                     F-3b


                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                           From inception (April 11, 1996) to March 31, 2008


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

                                                                F-4a
(continued on next page)


(continued from previous page)

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                           From inception (April 11, 1996) to March 31, 2008

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

                                                                F-4b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to March 31, 2008

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

                                                                F-5a

(continued on next page)


(continued from previous page)

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                      Consolidated Statements of Shareholders' Equity (Deficit)
                                           From inception (April 11, 1996) to March 31, 2008


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

                                                              F-5b

                                                CPC OF AMERICA, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                       Condensed Statements of Shareholders' Equity (Deficit)
                                          From inception (April 11, 1996) to March 31, 2008


                                                                    Preferred Stock                                 Common Stock
                                             ----------------------------------------------------------------  --------------------
                                                  Series C            Series D                Series E
                                             ------------------  ---------------------   --------------------
                                             Number               Number                  Number                Number
                                            of Shares   Total    of Shares     Total     of Shares    Total    of Shares    Total
                                             -------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
Balance, December 31, 2007                   288,575  $     288    629,109   $     629          --  $      --  9,124,499  $   4,562
   Exercise of options                            --         --         --          --          --         --    115,779         58
   Conversion of  preferred stock and
     accrued dividends into common shares         --         --     (2,733)         (3)         --         --      4,510          2
   Valuation of beneficial conversion
       feature on Series E Preferred              --         --         --          --          --         --         --         --
   Issuance of preferred stock for cash           --         --         --          --     275,505        276         --         --
   Preferred stock dividend                       --         --         --          --          --         --         --         --
   Stock option costs                             --         --         --          --          --         --         --         --
   Net loss for the 3 months ended
    March 31, 2008                                --         --         --          --          --         --        --          --
                                             -------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
Balance, March 31, 2008                      288,575  $     288    626,376   $     626     275,505  $     276  9,244,788  $   4,622
                                             =======  =========  =========   =========   =========  =========  =========  =========


                                                                                                   Deficit
                                                                   Additional     Additional     Accumulated
                                                       Stock         Paid-in        Paid-in       During the         Total
                                                      Option         Capital-       Capital-      Development     Shareholders'
                                                       Costs          Common       Preferred         Stage       Equity (Deficit)
                                                    ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2007                          $         --   $ 20,438,782   $ 10,008,612    $(31,942,866)   $ (1,489,993)
   Exercise of options                                        --        289,390             --              --         289,448
   Conversion of  preferred stock and
     accrued dividends into common shares                     --         30,924        (24,997)             --           5,926
   Valuation of beneficial conversion
       feature on Series E Preferred                          --             --        551,010        (551,010)             --
   Issuance of preferred stock for cash                       --             --      1,652,744              --       1,653,020
   Preferred stock dividend                                   --             --       (120,202)                       (120,202)
   Stock option costs                                         --        289,446             --              --         289,446
   Net loss for the 3 months ended March 31, 2008             --             --             --        (869,105)       (869,105)
                                                    ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2008                                       --   $ 21,048,542   $ 12,067,167   $(33,362,981)   $   (241,460)
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


                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                                 Cumulative
                                                                     Three Months Ended        from inception
                                                                           March 31,          (April 11, 1996)
                                                                ----------------------------     to March 31,
                                                                    2008           2007            2008
                                                                ------------    ------------    ------------
Cash flows from operating activities
  Net loss                                                      $   (869,105)   $   (789,294)   $(28,481,276)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation and amortization                                     11,484          11,484         284,661
    Contribution of officer's salary/expenses paid by officer             --              --         141,252
    Issuance of common stock and options for services                289,446         194,302       9,100,983
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                              147,747         245,913        (637,931)
    Increase (decrease) in accounts and other payable                 54,558         (64,116)         78,734
    Increase (decrease) in accrued expenses                           (2,939)        172,428         656,178
                                                                ------------    ------------    ------------
Net cash from operating activities                                  (368,809)       (229,283)    (18,857,399)
                                                                ------------    ------------    ------------

Cash flows from investing activities
  Purchase of patent                                                      --              --        (114,795)
  Capital expenditures                                                    --              --        (148,016)
  Redemption of cash surrender value of life insurance                    --              --         790,910
  Increase in cash surrender value of life insurance                      --              --        (790,910)
                                                                ------------    ------------    ------------
Net cash from investing activities                                        --              --        (262,811)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from officer/shareholder loans                                 --          13,715         517,200
  Payments on note payable to shareholder                                 --              --        (102,017)
  Exercise of options and warrants                                        --              --       4,853,421
  Issuance of preferred stock                                      1,653,020              --      14,646,312
  Issuance of common stock                                                --              --         915,200
  Dividends                                                               --              --          (5,051)
  Cancellation of common stock                                            --              --        (200,325)
                                                                ------------    ------------    ------------
Net cash from financing activities                                 1,653,020          13,715      20,624,740
                                                                ------------    ------------    ------------

Net (decrease) increase in cash                                    1,284,211        (215,568)      1,504,530

Cash, beginning of period                                            220,319         255,079              --
                                                                ------------    ------------    ------------
Cash, end of period                                             $  1,504,530    $     39,511    $  1,504,530
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

                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                 (UNAUDITED)

                                                                                                 Cumulative
                                                                        Three Months Ended      from inception
                                                                             March 31,         (April 11, 1996)
                                                                   --------------------------    to March 31,
                                                                       2008          2007            2008
                                                                   -----------    -----------    -----------
Non-cash investing and financing activities:
  Issuance of common stock for note receivable                     $        --    $        --    $       150
  Debt to equity conversion                                        $        --    $        --    $   132,585
  Acquisition of minority interest                                 $        --    $        --    $    33,250
  Sale of Tercero - elimination of goodwill                        $        --    $        --    $   (40,000)
  Preferred dividends accrued                                      $   120,202    $   107,462    $ 1,963,664
  Preferred dividends paid through common stock issuance           $     5,926    $       980    $   478,878
  Acquisition of Med Enclosures for note payable                   $        --    $        --    $   250,000
  Acquisition of patent through issuance of common stock           $        --    $        --    $   288,708
  Settlement of lawsuit through common stock issuance              $        --    $        --    $   200,000
  Valuation of beneficial conversion features                      $   551,010    $        --    $ 4,881,705
  Exercise of options in lieu of debt repayment                    $   289,448    $        --    $   289,448




             The accompanying notes are an integral part of these condensed financial statements.

                                                     F-8

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries:
      DSDS Group, Inc. from July 1997 through November 1998, CPCA 2000, Inc. from June 1998, HeartMed, LLC from November 1999 through December 2007, Med Enclosure, LLC from November 1999 and Med Close Corp. from October 2002 through December 2007. All significant intercompany transactions and balances have been eliminated in consolidation.

      Interim periods
      ---------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

2.    SHARE-BASED PAYMENTS
--------------------------

      Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the quarter ended March 31, 2007 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the quarters ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


2.    SHARE-BASED PAYMENTS (CONTINUED)
--------------------------------------

      Total estimated share-based compensation expense recognized under SFAS 123R for the quarters ended March 31, 2008 and 2007 were $289,448 and $17,297, respectively, and are included in general and administrative expenses.

      A summary of option activity for the quarter ended March 31, 2008 is as follows:

                                                    Exercise
                                    Number of         Price
                                     Options        Per Share     Expiration
                                   -----------     -----------    -----------
Outstanding at December 31, 2007    3,406,655      $2.50-30.00     2008-2009
Granted                               100,000         $5.05          2013
Exercised                            (115,779)        $2.50          2008
                                   ----------
Outstanding at March 31, 2008       3,390,876      $2.50-30.00     2008-2013
                                   ==========
Exercisable at March 31, 2008       3,390,876
                                   ==========

      The options granted during the quarter ended March 31, 2008 were valued using the Black-Scholes valuation method and the following assumptions: term of 5 years, risk-free interest rate of 2.875%; volatility of 66% and a weighted fair value of $2.89.

      All of the options exercised during the three months ended March 31, 2008, were in exchange for payment of a loan from the Company's CEO.

      On April 25, 2008, the Board of Directors granted Rod Shipman, the Company's President and CEO, options to purchase 1,607,565 shares of the Company's common stock and CTM, the Company's primary consultant, options to purchase 1,583,311 shares of the Company's common stock. The exercise price of these options is $7.90, the options are exercisable immediately and the options will expire on April 24, 2013. The Company valued the options using the Black-Scholes valuation method and the following assumptions: term of 5 years, risk-free interest rate of 2.5%; volatility of 66% and a weighted fair value of $4.50, resulting in compensation expense for Mr. Shipman of $4,407,839 and consulting fees for CTM of $4,341,336. Compensation and consulting fees will be recorded in the quarter ending June 30, 2008.

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


3.    SHAREHOLDERS' EQUITY
--------------------------

      During the three months ended March 31, 2008, the Company issued 115,779 shares of common stock for $289,447 of debt repayment (at $2.50 per share) upon the exercise of options. In addition, 2733 Series D preferred shares and related accrued dividends were converted to 4,510 shares of common stock during the three months ended March 31, 2008. The Company also issued 275,505 shares of Series E preferred shares for total proceeds of $1,653,020, recording a beneficial conversion feature totaling $551,010 at the date of issuance.

      Subsequent to March 31, 2008, the Company issued 35,835 shares of Series E preferred shares for total proceeds of $215,000. A beneficial conversion feature of $71,667 will be recorded during the three months ending June 30, 2008.

4.    RELATED PARTY TRANSACTIONS
--------------------------------

      The Company has a consulting agreement with its strategic consultant, a related party. The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company's proprietary intellectual properties and for office rent. The Company incurred expenses under these agreements as follows:

                                            Three months ended
                                                 March 31,            Cumulative
                                         -------------------------      from
                                             2008          2007       inception
                                         -----------   -----------   -----------
Research and development:
  Consulting                             $   137,987   $   137,987   $ 5,722,025
  Expense reimbursements                          --            --       152,001
  Engineering development                         --            --     3,554,877
                                         -----------   -----------   -----------
    Total R&D to related parties             137,987       137,987     9,428,903
                                         -----------   -----------   -----------

General and administrative:
  Consulting                                  34,497        34,498     1,407,012
  Rent                                         3,570         3,570        87,530
  Expense reimbursements                          --            --       113,789
                                         -----------   -----------   -----------
                                              38,067        38,068     1,608,331
                                         -----------   -----------   -----------
Total expenses to related parties        $   176,054   $   176,055   $11,037,234
                                         ===========   ===========   ===========

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

         At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of March 31, 2008, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $2,000.

         The MedClose(TM) VCS is a medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. It utilizes a proprietary catheter delivery vascular closure system that is designed to enhance manual compression by delivering a biologic sealant which creates an elastic coagulum that is fully resorbed within 10 to 14 days. The MedClose VCS is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose(TM) VCS applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose(TM) VCS is undergoing human clinical trials and is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and have two additional patents pending.

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

         We expect to commence revenue producing operations subject to foreign regulatory approvals of MedClose. We do not expect to purchase or sell significant plant or equipment during 2008, nor do we expect a significant change in the number of our employees during the year.

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

         As of January 2008, and prior to having sold any Series E Preferred shares, we amended the Series E Preferred share offering terms. Pursuant to the amended offering terms, we are selling 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of March 31, 2008, we had sold 275,505 shares of Series E Preferred shares for the gross proceeds of $1,653,020, and after March 31, 2008 we have sold an additional 35,835 shares of Series E Preferred shares for the gross proceeds of $215,000. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share until August 31, 2008, when the conversion price will be adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price shall not be adjusted to an amount below $3.92 per share. The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

RESULTS OF OPERATIONS

         REVENUE. We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

         RESEARCH AND DEVELOPMENT. Our expenses related to research and development during the three month period ended March 31, 2008 decreased by $213,170 from the prior year period. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose." The decrease in research and development expenses was due to a reduced level of research and development activity during the first three months of 2008 by our contract design and engineering firm as we reformulated our strategy for effecting FDA compliance and the possible resumption of human clinical testing in the U.S. Based on our meetings with the FDA in March 2008, we expect research and development to increase during the remainder of 2008.

         GENERAL AND ADMINISTRATIVE. During the three month period ended March 31, 2008, general and administrative expenses increased by $291,852 over the prior year period. The increase consisted primarily of an increase of $272,000 in stock option expense, and increase in legal fees of approximately $45,000 and the payment of approximately $17,000 in investment banking fees, offset by a reduction of approximately $28,000 in accounting and a reduction of $11,000 in insurance.

         NET LOSS. Our net loss increased by $79,811 for the three months ended March 31, 2008 over the prior year period. The increase in net loss was due to the increase in general and administrative expenses which was partially offset by the decrease in research and development expenses.

FINANCIAL CONDITION

         As of March 31, 2008, we had a working capital deficit of ($553,184), which includes accrued dividends of $2,203,408 payable on our outstanding shares of Series C preferred stock, Series D preferred stock and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder, and our Series E preferred stock has a 10% annual dividend payable in cash or common stock at our option. Those Series C and Series D dividends are convertible into our common shares at the rate of $3.57 per share and $6.86 per share, respectively. To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

         We commenced a private placement of our Series E Preferred Stock, and as of March 31, 2008 we had sold 275,505 shares of Series E Preferred shares for the gross proceeds of $1,653,020, and after March 31, 2008 we have sold an additional 35,835 shares of Series E Preferred shares for the gross proceeds of $215,000. After giving effect to our receipt of the $215,000 in proceeds from our private placement after March 31, 2008 and assuming that the holders of our outstanding Series C and Series D preferred shares continue to elect to receive dividends payable in common shares rather than cash and that we elect to pay Series E dividends in common shares, our pro forma working capital as of March 31, 2008 was approximately $1,865,225. We believe that our pro forma working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need for at least the next 12 months. However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance. In addition, in the event we receive substantial requests for Series C and Series D dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than 12 months from the date of this report. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions. These and other factors that may affect our results are discussed more fully in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. Forward-looking statements speak only as of the date they are made. Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See particularly our reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In January 2008, we commenced sales of our Series E Preferred Stock pursuant our private placement of up to 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. The Series E referred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share until August 31, 2008, when the conversion price will be adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price shall not be adjusted to an amount below $3.92 per share. The proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

         The offer and sale of our Series E Preferred Stock is being made pursuant to Section 4(2) of the Securities Act of 1933, as amended ("1933 Act") and Rule 506 thereunder. All sales are being made to "accredited investors, as defined under Rule 501(a) under the 1933 Act. The Series E preferred shares are being sold by our executive officers and there is no underwriter involved in the issuance. The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

         During the three months ended March 31, 2008, we sold 275,505 shares of Series E Preferred shares to 21 accredited investors for the gross proceeds of $1,653,020.


ITEM 5. EXHIBITS.

Index to Exhibits
-----------------

         Exhibit 31.1      Section 302 Certification

         Exhibit 32.1       Section 906 Certification

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CPC OF AMERICA, INC.
                                          (REGISTRANT)


Dated: May 5, 2008                        By: /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer