Form 10-Q
period 2008-07-30
CPC OF AMERICA INC
filed 2008-08-11
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-24053

CPC of America, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	11-3320709 (IRS Employer Identification No.)

6336 17th Street Circle East, Sarasota, Florida
(Address of principal executive offices)

941-727-4370
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X             No

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer X      Non-accelerated filer    Smaller reporting company __

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No    X

As of August 6, 2008, the registrant had 9,311,598 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2008

PART I - FINANCIAL INFORMATION
Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at
December 31, 2007 and June 30, 2008	F-1
Unaudited Condensed Consolidated Statements of Operations for the
three month and six month periods ended June 30, 2008 and 2007 and
for the period from inception (April 11, 1996) to June 30, 2008	F-2
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Deficit) from inception (April 11, 1996) to June 30, 2008	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
six month periods ended June 30, 2008 and 2007 and for the period
from inception (April 11, 1996) to June 30, 2008	F-6
Notes to Unaudited Condensed Consolidated Financial Statements	F-9

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and equivalents	$1,470,844	$220,319
Prepaid expenses	535,425	839,451

Total current assets	2,006,269	1,059,770

Patents, net of accumulated amortization	298,927	321,687
Trademarks, net of accumulated amortization	1,312	1,520

TOTAL ASSETS	$2,306,508	$1,382,977

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loans from officer	$-	$289,448
Accounts payable	98,082	23,000
Accrued payroll	443,702	471,390
Accrued dividends payable	2,285,825	2,089,132

Total current liabilities	2,827,609	2,872,970

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value, Series C - 277,339 and 288,575 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	277	288
Series D - 609,589 and 629,109 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	609	629
Series E - 379,337 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	379	-
Common stock, 20,000,000 shares authorized, $.0005 par value, 9,309,915 and 9,124,499 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,655	4,562
Additional paid in capital - preferred	12,489,863	10,008,612
Additional paid in capital - common	28,842,674	20,438,782
Deficit accumulated during the development stage	(41,859,558)	(31,942,866)

Total shareholders' deficit	(521,101)	(1,489,993)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$2,306,508	$1,382,977

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Six Months Ended		(April 11, 1996)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008

Costs and expenses
Research and development - related party	$137,987	$137,987	$275,974	$275,974	$9,566,890
Research and development - other	418,234	201,273	643,004	639,213	10,991,332
	556,221	339,260	918,978	915,187	20,558,222
General and administrative - related party	38,068	38,065	76,135	76,133	1,646,399
General and administrative - other	7,702,306	121,856	8,171,642	299,339	15,662,319
	7,740,374	159,921	8,247,777	375,472	17,308,718

Operating Loss	(8,296,595)	(499,181)	(9,166,755)	(1,290,659)	(37,866,940)

Other income (expense)
Interest expense	-	-	-	-	(8,954)
Interest income	7,681	174	8,736	2,358	314,794
Life insurance policy - cashed in	-	-	-	-	790,910
	7,681	174	8,736	2,358	1,096,750

Net Loss	$(8,288,914)	$(499,007)	$(9,158,019)	$(1,288,301)	$(36,770,190)

Loss Per share calculation:
Net Loss	$(8,288,914)	$(499,007)	$(9,158,019)	$(1,288,301)
Beneficial conversion feature	(207,663)	-	(758,673)	-
Preferred dividend	(154,297)	(113,702)	(274,499)	(221,164)
Net loss available to common shareholders	$(8,650,874)	$(612,709)	$(10,191,191)	$(1,509,465)

Basic and diluted net loss per share	$(0.94)	$(0.07)	$(1.10)	$(0.18)

Basic and diluted weighted average number of common shares outstanding - denominator	9,249,082	8,590,224	9,243,581	8,541,322

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	3,715,876	3,878,410	3,715,876	3,878,410
Preferred stock	1,883,824	1,600,839	1,883,824	1,600,839

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2008

	Preferred Stock				Common Stock					Deficit
	Series A		Series B					Additional	Additional	Accumulated	Total
	Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)
Initial capitalization	-	$-	-	$-	2,400,000	$1,200	$-	$-	$-	$-	$1,200
Issuance of common stock for a note	-	-	-	-	300,000	150	-	-	-	-	150
Issuance of common stock for cash	-	-	-	-	100,000	50	-	4,950	-	-	5,000
Issuance of common stock for services	-	-	-	-	764,000	382	-	37,818	-	-	38,200
Net loss for 1996	-	-	-	-	-	-	-	-	-	(59,079)	(59,079)
Balance, December 31, 1996	-	-	-	-	3,564,000	1,782	-	42,768	-	(59,079)	(14,529)
Exercise of options	-	-	-	-	26,666	13	-	29,987	-	-	30,000
Issuance of common stock for cash and conversion of note payable ($77,000)	-	-	-	-	640,000	320	-	927,680	-	-	928,000
Net loss for 1997	-	-	-	-	-	-	-	-	-	(457,829)	(457,829)
Balance, December 31, 1997	-	-	-	-	4,230,666	2,115	-	1,000,435	-	(516,908)	485,642
Exercise of options	-	-	-	-	57,000	29	-	114,971	-	-	115,000
Issuance of common stock for cash	-	-	-	-	40,000	20	-	57,980	-	-	58,000
Issuance of preferred stock for cash	8,824	9	-	-	-	-	-	-	74,991	-	75,000
Valuation of beneficial conversion feature on Series A Preferred	-	-	-	-	-	-	-	-	25,000	(25,000)	-
Contribution of officer's salary	-	-	-	-	-	-	-	80,000	-	-	80,000
Net loss for 1998	-	-	-	-	-	-	-	-	-	(640,580)	(640,580)
Balance, December 31, 1998	8,824	9	-	-	4,327,666	2,164	-	1,253,386	99,991	(1,182,488)	173,062
Exercise of warrants	-	-	-	-	209,490	105	-	366,503	-	-	366,608
Exercise of options	-	-	-	-	146,904	73	-	177,289	-	-	177,362
Issuance of preferred stock for cash	70,469	70	-	-	-	-	-	-	598,930	-	599,000
Preferred stock dividend	-	-	-	-	-	-	-	-	(25,725)	-	(25,725)
Valuation of beneficial conversion feature on Series A Preferred	-	-	-	-	-	-	-	-	199,486	(199,486)	-
Repurchase of common shares	-	-	-	-	(560,000)	(280)	-	-	-		(280)
Net loss for 1999	-	-	-	-	-	-	-	-	-	(1,329,328)	(1,329,328)
Balance, December 31, 1999	79,293	$79	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2008

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accululated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 1999	79,293	$79	-	$-	-	$-	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)
Exercise of warrants	-	-	-	-	-	-	-	-	365,500	183	-	639,442	-	-	639,625
Exercise of options	-	-	-	-	-	-	-	-	223,832	113	-	258,528	-	-	258,641
Issuance of preferred stock for cash	-	-	71,429	71	-	-	-	-	-	-	-	-	624,929	-	625,000
Valuation of beneficial conversion feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	208,125	(208,125)	-
Conversion of Series A Preferred into common shares	(70,469)	(70)	-	-	-	-	-	-	131,996	66	-	624,659	(598,930)	-	25,725
Beneficial conversion feature on Series A Preferred shares	-	-	-	-	-	-	-	-	-	-	-	199,486	(199,486)	-	-
Settlement of lawsuit	-	-	-	-	-	-	-	-	33,333	17	-	199,983	-	-	200,000
Purchase of patent	-	-	-	-	-	-	-	-	47,042	24	-	235,184	-	-	235,208
Stock option costs	-	-	-	-	-	-	-	-	-	-	(280,000)	280,000	-	-	-
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	105,000	-	-	-	105,000
Cancellation of common shares	-	-	-	-	-	-	-	-	(89,000)	(45)	-	-	-	-	(45)
Net loss for 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,749,444)	(1,749,444)

Balance, December 31, 2000	8,824	9	71,429	71	-	-	-	-	4,836,763	2,420	(175,000)	4,234,460	907,320	(4,668,871)	300,409
Exercise of options	-	-	-	-	-	-	-	-	360,394	180	-	413,483	-	-	413,663
Issuance of common stock for services	-	-	-	-	-	-	-	-	100,000	50	-	255,450	-	-	255,500
Issuance of preferred stock for cash	-	-	113,715	114	95,123	95	-	-	-	-	-	-	1,841,392	-	1,841,601
Valuation of beneficial conversion feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	331,636	(331,636)	-
Valuation of beneficial conversion feature on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	-	282,233	(282,233)	-
Conversion of preferred stock and accrued dividends into common shares	(8,824)	(9)	(113,715)	(114)	-	-	-	-	330,327	165	-	1,081,316	(1,069,887)		11,471
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(63,397)		(63,397)
Issuance of common stock options for services	-	-	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	140,000	-	-	-	140,000
Net loss for 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,968,471)	(1,968,471)

Balance, December 31, 2001	-	-	71,429	71	95,123	95	-	-	5,627,484	2,815	(35,000)	6,004,709	2,229,297	(7,251,211)	950,776
Exercise of options	-	-	-	-	-	-	-	-	282,480	140	-	317,650	-	-	317,790
Conversion of preferred stock and accrued dividends into common shares	-	-	(71,429)	(71)	(18,576)	(19)	-	-	241,627	120	-	790,205	(783,495)	-	6,740
Valuation of beneficial conversion feature on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	-	1,122,521	(1,122,521)	-
Cancellations of shares	-	-	-	-			-	-	(535,933)	(268)	-	(199,732)	-	-	(200,000)
Issuance of preferred stock for cash	-	-	-	-	264,657	265	110,627	111	-	-	-		3,367,233	-	3,367,609
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	35,000	-	-	-	35,000
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(122,861)		(122,861)
Purchase of Med Enclosure Stock	-	-	-	-	-	-	-	-	10,000	5	-	53,495	-	-	53,500
Net loss for 2002	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,460,574)	(3,460,574)
Balance December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2008

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980
Exercise of options	-	-	-	-	-	-	-	-	775,117	388	-	1,351,807	-	-	1,352,195
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(26,786)	(27)	-	-	73,800	37	-	263,034	(244,973)	-	18,071
Valuation of beneficial conversion feature on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	2,161,694	(2,161,694)	-
Issuance of preferred stock for cash	-	-	-	-	-	-	708,709	709	-	-	-	-	6,484,373	-	6,485,082
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(390,289)		(390,289)
Net loss for 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,759,466)	(2,759,466)
Balance, December 31, 2003	-	-	-	-	314,418	314	819,336	820	6,474,575	3,237	-	8,581,168	13,823,500	(16,755,466)	5,653,573
Exercise of options	-	-	-	-	-	-	-	-	460,775	230	-	1,082,034	-	-	1,082,264
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(11,236)	(11)	(27,873)	(28)	70,918	36	-	383,428	(354,961)	-	28,464
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(478,594)		(478,594)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	4,527,784	-	-	4,527,784
Net loss for 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,314,255)	(8,314,255)
Balance, December 31, 2004	-	-	-	-	303,182	303	791,463	792	7,006,268	3,503	-	14,574,414	12,989,945	(25,069,721)	2,499,236
Exercise of options	-	-	-	-	-	-	-	-	470,393	235	-	777,724	-	-	777,959
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(6,180)	(6)	(106,922)	(107)	176,405	88	-	1,150,457	(1,033,109)	-	117,323
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(501,921)		(501,921)
Issuance of common stock for patent	-	-	-	-	-	-	-	-	4,000	2	-	153,998	-	-	154,000
Net loss for 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,625,516)	(1,625,516)
Balance, December 31, 2005	-	-	-	-	297,002	297	684,541	685	7,657,066	3,828	-	16,656,593	11,454,915	(26,695,237)	1,421,081
Exercise of options	-	-	-	-	-	-	-	-	732,699	367	-	1,187,471	-	-	1,187,838
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(5,618)	(6)	(28,418)	(28)	60,219	30	-	358,881	(309,966)	-	48,911
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(430,176)	-	(430,176)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	264,297	-	-	264,297
Expenses paid by officer/shareholder	-	-	-	-	-	-	-	-	-	-	-	61,252	-	-	61,252
Net loss for 2006	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,811,855)	(2,811,855)
Balance, December 31, 2006	-	-	-	-	291,384	291	656,123	657	8,449,984	4,225	-	18,528,494	10,714,773	(29,507,092)	(258,652)
Exercise of options	-	-	-	-	-	-	-	-	621,551	311	-	1,553,566	-	-	1,553,877
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(2,809)	(3)	(27,014)	(28)	52,964	26	-	333,659	(272,117)	-	61,537
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(434,044)	-	(434,044)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	23,063	-	-	23,063
Net loss for 2007	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,435,774)	(2,435,774)
Balance, December 31, 2007	-	$-	-	$-	288,575	$288	629,109	$629	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2008

	Preferred Stock						Common Stock					Deficit
	Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$288	629,109	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	115,779	58	-	289,390	-	-	289,448
Conversion of preferred stock and accrued dividends into common shares	(11,236)	(11)	(19,520)	(20)	-	-	69,637	35	-	356,366	(278,564)	-	77,806
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	758,673	(758,673)	-
Issuance of preferred stock for cash	-	-	-	-	379,337	379	-	-	-	-	2,275,641	-	2,276,020
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(274,499)		(274,499)
Stock option costs	-	-	-	-	-	-	-	-	-	7,585,653	-	-	7,585,653
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	172,483	-	-	172,483
Net loss for the 6 months ended June 30, 2008	-	-	-	-	-	-	-	-	-	-	-	(9,158,019)	(9,158,019)
Balance, June 30, 2008	277,339	$277	609,589	$609	379,337	$379	9,309,915	$4,655	-	$28,842,674	$12,489,863	$(41,859,558)	$(521,101)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(9,158,019)	$(1,288,301)	$(36,770,190)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	22,968	22,968	296,145
Contribution of officer's salary/expenses paid by officer	172,483	-	141,252
Issuance of common stock and options for services	7,585,653	372,553	16,397,190
Changes in operating assets and liabilities
Decrease (increase) in other assets	304,026	264,507	(481,652)
Increase (decrease) in accounts and other payable	75,082	(96,493)	99,258
Increase (decrease) in accrued expenses	(27,688)	344,912	631,429
Net cash used in operating activities	(1,025,495)	(379,854)	(19,686,568)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used in investing activities	-	-	(262,811)

Cash flows from financing activities:
Proceeds from officer/shareholder loans	-	142,865	517,200
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	25,000	4,853,421
Issuance of preferred stock	2,276,020	-	15,269,312
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	2,276,020	167,865	21,247,740

Net (decrease) increase in cash	1,250,525	(211,989)	1,298,361

Cash, beginning of period	220,319	255,079	-

Cash, end of period	$1,470,844	$43,090	$1,298,361

(Continued)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2008	2007	2008
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$132,585
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$274,499	$221,164	$2,117,961
Preferred dividends paid through common stock issuance	$77,806	$980	$550,758
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$758,673	$-	$5,089,368
Exercise of options in lieu of debt repayment	$289,448	$-	$289,448

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

1.       Organization and summary of significant accounting policies

Organization

CPC of America, Inc., a Nevada corporation (“CPC” or the “Company”), was formed on April 11, 1996 to manufacture and distribute external counterpulsation medical devices and own controlling interests in various management service organizations (“MSO”s) and medical services companies.  The Company is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting research and development activities.

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

2.       Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the six months ended June 30, 2007 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect a 50% forfeiture rate.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

2.       Share-based payments (continued)

Total estimated share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2008 and 2007 were $7,585,653 and $23,063, respectively, and are included in general and administrative expenses.

A summary of option activity for the six months ended June 30, 2008 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2007	3,406,655	$2.50 - 30.00	2008-2009
Granted	3,290,876	$5.05 - $7.90	2013
Exercised	(115,779)	$2.50	2008
Expired/Cancelled	(2,865,876)	$2.50 - 30.00	2008-2013
Outstanding at June 30, 2008	3,715,876	$2.50 - 30.00	2009-2013

Exercisable at June 30, 2008	3,715,876

Options granted
On February 11, 2008, 100,000 options were granted: 50,000 to each of the two outside board members at an exercise price of $5.05 for services performed.  The options vest immediately and expire on February 11, 2013.

On April 25, 2008, 3,190,876 options were granted: 1,607,565 to the Company’s CEO and 1,583,311 to the Company’s strategic consultant at an exercise price of $7.90 for services performed.  The options vest immediately and expire on April 24, 2013.

Options exercised
All of the options exercised during the six months ended June 30, 2008, were in exchange for payment of a loan from the Company’s CEO.

Options expired/cancelled
Certain options, which were granted on April 23, 1998 to the Company’s CEO and to its strategic consultant to purchase 2,000,000 shares of the Company’s common stock at $2.50 per share, expired on April 22, 2008.  Prior to April 21, 2008, the Company’s CEO and its strategic consultant had exercised 717,433 and 741,689 of these options, respectively, leaving them with a remainder of unexercised options of 1,282,565 and 1,258,311, respectively, all of which expired on April 22, 2008.

In addition, on May 14, 2008, the Company’s CEO informed the Company that he wished to cancel the 275,000 options granted to him in October 2004 and the 50,000 options granted to him in October 2006.  These options had an exercise price of $29.12 and $30.00, respectively, and none had been exercised.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

3.       Shareholders’ equity

Series E Preferred stock
In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share.  The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Each Series E share is convertible into one common share until August 31, 2008, when the conversion price will be adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $13.00 per share.  At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00.  Each Series E share is still convertible into one common share until August 31, 2008, when the conversion price will be adjusted to the lower of $4.50 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  During the six months ended June 30, 2008, the Company issued 379,337 shares of Series E preferred shares for total proceeds of $2,276,020, recording a beneficial conversion feature totaling $758,673 at the date of issuance.

In addition, subsequent to June 30, 2008, the Company has sold an additional 85,366.66 shares of Series E preferred shares for a total of $512,200.

Common stock
During the six months ended June 30, 2008, the Company issued 115,779 shares of common stock for $289,447 of debt repayment (at $2.50 per share) upon the exercise of options.  In addition, 11,236 Series C preferred shares, 19,520 Series D preferred shares and related accrued dividends were converted to 69,637 shares of common stock during the six months ended June 30, 2008.

During the six months ended June 30, 2007, the Company issued 149,796 shares of common stock for $374,490 of services and cash (at $2.50 per share) upon the exercise of options.  In addition, 547 Series D preferred shares and related accrued dividends were converted to 873 shares of common stock during the six months ended June 30, 2007.

At June 30, 2008, the Company has issued a total of 9,309,915 shares of common stock.  The Company has also issued certain options and preferred shares that are convertible into common stock, and preferred shareholders have the choice of converting dividends into common stock or receiving a cash dividend upon the conversion of their preferred shares.  Typically, shareholders choose to convert their preferred dividends into common stock.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

3.       Shareholders’ equity (continued)

Common stock (continued)
A summary of common shares outstanding and those reserved for issuance is as follows:

Number of
shares

Common shares outstanding at June 30, 2008	9,309,915
Shares reserved for issuance:
Options	3,715,876
Preferred stock	1,883,824
Dividends on preferred stock	434,841
Total common shares outstanding or reserved for issuance	15,344,456

4.       Related party transactions

During the quarter ended June 30, 2008, the Company’s CEO informed the Board of Directors that he would forgive payment of his salary for the quarter.  The effect of this transaction in the accompanying financial statements was to reduce accrued payroll by $172,483 and increase additional paid in capital – common by the same amount.

The Company has a consulting agreement with its strategic consultant, a related party.  The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company’s proprietary intellectual properties and for office rent.  The Company incurred expenses under these agreements as follows:

	Six months ended June 30,		Cumulative
	2008	2007	from inception

Research and development:
Consulting	$275,974	$275,974	$5,860,012
Expense reimbursements	-	-	152,001
Engineering development	-	-	3,554,877
Total R&D to related parties	275,974	275,974	9,566,890

General and administrative:
Consulting	68,995	68,993	1,441,510
Rent	7,140	7,140	91,100
Expense reimbursements	-	-	113,789
	76,135	76,133	1,646,399

Total expenses to related parties	$352,109	$352,107	$11,213,289

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

5.       Commitments

On May 13, 2008, the Company’s CEO and its strategic consultant cancelled royalty agreements previously granted to them in July 2000.  These agreements provided for royalties of 2.5% of net sales of Med Enclosure, LLC products, including the Company’s MedClose vascular closure device.  In addition, the agreements provided for minimum royalty payments of $4,000,000 per year to each party following a change in control.

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

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of June 30, 2008, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $1,500.

The MedClose™ VCS is a medical device  that is designed to seal femoral arterial puncture sites  in patients who have undergone diagnostic or interventional catheterization procedures.  It utilizes a proprietary catheter delivery vascular closure system that is designed to enhance manual compression by delivering a biologic sealant which creates an elastic coagulum that is fully resorbed within 10 to 14 days.  The MedClose VCS is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient’s post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose™ VCS applications and usage capabilities are intended  for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures.  As of the date of this report, MedClose™ VCS is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and have two additional patents pending.

As previously disclosed in our reports filed with the SEC, in April 2007 we received a warning letter from the FDA which expressed, among other things, that:

•	The FDA believed the MedClose device was a significant risk device and not eligible for investigation in the U.S. without an IDE approved by the FDA;
•	We had violated IDE regulations governing the proper conduct of clinical studies; and
•	We provide to the FDA certain information and records concerning our clinical studies.

We disagreed with the claims made by the FDA and filed an appropriate response with the agency.  Meanwhile, we suspended human clinical investigations of the MedClose device in the U.S. pending further discussions with the FDA.  During the remainder of 2007 and the first part of 2008, we engaged in an ongoing dialogue with the FDA for purposes of addressing its concerns and explaining our positions taken. On May 23, 2008 and June 13, 2008, the FDA advised us by letter that our responses were satisfactory and that no further response to the FDA’s warning letter was required. Based on the FDA’s letters dated May 23, 2008 and June 13, 2008, and subsequent discussions with the FDA staff, we believe the matter to be closed with no prospect of fine or penalty by the FDA.  We also believe that we have addressed substantially all of the FDA’s concerns over our human clinical trials and we expect to resume human clinical trials in the United States within the next three months.

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

We expect to commence revenue producing operations subject to foreign regulatory approvals of MedClose, which is not expected to occur until the second quarter of 2009 at the earliest. We do not expect to purchase or sell significant plant or equipment during 2008, nor do we expect a significant change in the number of our employees during the year.

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

As of January 2008, and prior to having sold any Series E Preferred shares, we amended the Series E Preferred share offering terms.  Pursuant to the amended offering terms, we are selling 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share.  As of June 30, 2008, we had sold 379,337 shares of Series E Preferred shares for the gross proceeds of $2,276,020.  The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option.  Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share until August 31, 2008, when the conversion price will be adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  In the event of the liquidation, dissolution or winding up of our corporation, each holder of Series E Preferred shares shall be paid, prior to any payments to the holders of our common stock, a liquidation preference in the amount of $6.00 per share plus all accrued and unpaid dividends.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  The Series E Preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

Results of Operations

Revenue.  We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

Research and Development.  Our expenses related to research and development during the six month period ended June 30, 2008 was relatively unchanged from the prior year period.  However, research and development expenses during the three months ended June 30, 2008 increased to $556,221 compared to $339,260 during the prior year period.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose."  The increase in research and development expenses during the second quarter was due to an increased level of research and development activity following the reformulation of our strategy for effecting FDA compliance and the possible resumption of human clinical testing in the U.S.  Our research and development activities are expected to increase during the remainder of 2008.

General and Administrative.  During the six month period ended June 30, 2008, general and administrative expenses increased by $7,872,305 over the prior year period.  The increase consisted primarily of an increase in stock option expense.

Net Loss.  Our net loss increased by $7,869,718 for the six months ended June 30, 2008 over the prior year period.  The increase in net loss was due to the increase in stock option expenses.

Financial Condition

As of June 30, 2008, we had a working capital deficit of ($821,340), which includes accrued dividends of $2,285,825 payable on our outstanding shares of Series C preferred stock, Series D preferred stock and Series E preferred stock as of such date.  Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder, and our Series E preferred stock has a 10% annual dividend payable in cash or common stock at our option.  Those Series C and Series D dividends are convertible into our common shares at the rate of $3.57 per share and $6.86 per share, respectively.  To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares, and we believe that as long as the market price for our common shares stays substantially above $6.86 per share holders will continue to elect to receive dividends in common shares instead of cash.

We commenced a private placement of our Series E Preferred Stock, and as of June 30, 2008 we had sold 379,337 shares of Series E Preferred shares for the gross proceeds of $2,276,020.  Assuming that the holders of our outstanding Series C and Series D preferred shares continue to elect to receive dividends payable in common shares rather than cash and that we elect to pay Series E dividends in common shares, our working capital as of June 30, 2008, less accrued dividends payable as of such date, was approximately $1,464,485.  Assuming that the holders of our outstanding Series C and Series D preferred shares continue to elect to receive dividends payable in common shares rather than cash and that we elect to pay Series E dividends in common shares, we believe that our working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need for at least the next 12 months.  However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance.  In the event we receive substantial requests for Series C and Series D dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than 12 months from the date of this report. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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

Forward Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions.  These and other factors that may affect our results are discussed more fully in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.  Forward-looking statements speak only as of the date they are made.  Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See particularly our reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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

Item 4.             Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” refers to the controls and procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, we commenced sales of our Series E Preferred Stock pursuant to our private placement of up to 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share.  The Series E Preferred Stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option.  Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share until August 31, 2008, when the conversion price will be adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  The proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

The offer and sale of our Series E Preferred Stock is being made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All sales are being made to “accredited investors, as defined under Rule 501(a) under the 1933 Act.  The Series E preferred shares are being sold by our executive officers and there is no underwriter involved in the issuance.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

During the three months ended June 30, 2008, we sold 103,833.33 shares of Series E Preferred shares to 12 accredited investors for the gross proceeds of $623,000.

Item 6.            Exhibits.

 Index to Exhibits

Exhibit 31.1                                Section 302 Certifications

Exhibit 32.1                                Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc.
(Registrant)

Dated: August 11, 2008	By: /s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

By: /s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer