Form 10-Q
period 2008-09-30
CPC OF AMERICA INC
filed 2008-11-10
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes               No    X

As of November 4, 2008, the registrant had 9,248,323 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2008

PART I - FINANCIAL INFORMATION

Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at
December 31, 2007 and September 30, 2008	F-1
Unaudited Condensed Consolidated Statements of Operations for the
three month and nine month periods ended September 30, 2008 and 2007 and
for the period from inception (April 11, 1996) to September 30, 2008	F-2
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Deficit) from inception (April 11, 1996) to September 30, 2008	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
nine month periods ended September 30, 2008 and 2007 and for the period
from inception (April 11, 1996) to September 30, 2008	F-7
Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and equivalents	$2,116,513	$220,319
Prepaid expenses	330,433	839,451

Total current assets	2,446,946	1,059,770

Patents, net of accumulated amortization	287,547	321,687
Trademarks, net of accumulated amortization	1,208	1,520

TOTAL ASSETS	$2,735,701	$1,382,977

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loans from officer	$-	$289,448
Accounts payable	176,219	23,000
Accrued payroll	473,701	471,390
Accrued dividends payable	2,530,223	2,089,132

Total current liabilities	3,180,143	2,872,970

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 288,575 and 288,575 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	288	288
Series D - 624,283 and 629,109 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	624	629
Series E - 546,703 and 0 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	547	-
Common stock, 20,000,000 shares authorized, $.0005 par value, 9,248,323 and
9,124,499 shares issued and outstanding at September 30, 2008 and December 31,
2007, respectively	4,624	4,562
Additional paid in capital - preferred	13,885,443	10,008,612
Additional paid in capital - common	28,713,950	20,438,782
Deficit accumulated during the development stage	(43,049,918)	(31,942,866)

Total shareholders' deficit	(444,442)	(1,489,993)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$2,735,701	$1,382,977

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Nine Months Ended		(April 11, 1996)
	September 30,		September 30,		to September 30,
	2008	2007	2008	2007	2008

Costs and expenses
Research and development - related party	$137,987	$137,987	$413,961	$413,961	$9,704,877
Research and development - other	435,231	181,682	1,078,235	820,895	11,426,563
	573,218	319,669	1,492,196	1,234,856	21,131,440
General and administrative - related party	38,067	38,071	114,202	114,204	1,684,466
General and administrative - other	252,361	179,081	8,424,003	478,420	15,914,680
	290,428	217,152	8,538,205	592,624	17,599,146

Operating Loss	(863,646)	(536,821)	(10,030,401)	(1,827,480)	(38,730,586)

Other income (expense)
Interest expense	-	-	-	-	(8,954)
Interest income	8,020	77	16,756	2,435	322,814
Life insurance policy - cashed in	-	69,397	-	69,397	790,910
	8,020	69,474	16,756	71,832	1,104,770

Net Loss	$(855,626)	$(467,347)	$(10,013,645)	$(1,755,648)	$(37,625,816)

Loss Per share calculation:
Net Loss	$(855,626)	$(467,347)	$(10,013,645)	$(1,755,648)
Beneficial conversion feature	(334,734)	-	(1,093,407)	-
Preferred dividend	(177,605)	(107,425)	(452,104)	(328,589)
Net loss available to common shareholders	$(1,367,965)	$(574,772)	$(11,559,156)	$(2,084,237)

Basic and diluted net loss per share	$(0.15)	$(0.07)	$(1.25)	$(0.24)

Basic and diluted weighted average number
of common shares outstanding - denominator	9,246,729	8,679,075	9,243,212	8,587,744

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	3,715,876	3,775,754	3,715,876	3,775,754
Preferred stock	2,281,035	1,600,839	2,281,035	1,600,839

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to September 30, 2008

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
From inception (April 11, 1996) to September 30, 2008

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
From inception (April 11, 1996) to September 30, 2008

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to September 30, 2008
												Deficit
	Preferred Stock						Common Stock			Additional	Additional	Accumulated	Total
	Series C		Series D		Series E				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number		Number		Number		Number		Option	Capital-	Capital-	Development	Equity
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	288,575	$288	629,109	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	115,779	58	-	289,390	-	-	289,448
Conversion of preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	1,093,407	(1,093,407)	-
Issuance of preferred stock for cash	-	-	-	-	546,703	547	-	-	-	-	3,279,673	-	3,280,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(452,104)		(452,104)
Stock option costs	-	-	-	-	-	-	-	-	-	7,585,653	-	-	7,585,653
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss for the 9 months ended Sept. 30, 2008	-	-	-	-	-	-	-	-	-	-	-	(10,013,645)	(10,013,645)
Balance, September 30, 2008	288,575	$288	624,283	$624	546,703	$547	9,248,323	$4,624	-	$28,713,950	$13,885,443	$(43,049,918)	$(444,442)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to Sept. 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(10,013,645)	$(1,755,648)	$(37,625,816)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	34,452	34,452	307,629
Contribution of officer's salary/expenses paid by officer	344,966	-	486,218
Issuance of common stock and options for services	7,585,653	548,608	16,397,190
Changes in operating assets and liabilities
Decrease (increase) in other assets	509,018	277,801	(276,660)
Increase (decrease) in accounts and other payable	153,219	(9,432)	177,395
Increase (decrease) in accrued expenses	2,311	517,396	661,428
Net cash used in operating activities	(1,384,026)	(386,823)	(19,872,616)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	(69,397)	(790,910)
Net cash used in investing activities	-	(69,397)	(262,811)

Cash flows from financing activities:
Proceeds from officer/shareholder loans	-	154,602	517,200
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	50,000	4,853,421
Issuance of preferred stock	3,280,220	-	16,273,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	3,280,220	204,602	22,251,940

Net (decrease) increase in cash	1,896,194	(251,618)	2,116,513

Cash, beginning of period	220,319	255,079	-

Cash, end of period	$2,116,513	$3,461	$2,116,513

(Continued)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to Sept. 30,
	2008	2007	2008
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$55,585	$132,585
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$452,104	$328,589	$2,295,566
Preferred dividends paid through common stock issuance	$11,013	$980	$483,965
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$1,093,407	$-	$5,424,102
Exercise of options in lieu of debt repayment	$289,448	$-	$289,448

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

2.       Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the nine months ended September 30, 2007 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect a 50% forfeiture rate.

2.       Share-based payments (continued)

Total estimated share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2008 and 2007 were $7,585,653 and $23,063, respectively, and are included in general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2008: risk-free interest rate of 2.5% - 2.875%, volatility of 66% - 68%, term of five years and expected dividend yield of zero.

A summary of option activity for the nine months ended September 30, 2008 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2007	3,406,655	$2.50 - 30.00	2008-2009
Granted	3,290,876	$5.05 - $7.90	2013
Exercised	(115,779)	$2.50	2008
Expired/Cancelled	(2,865,876)	$2.50 - 30.00	2008-2013
Outstanding at September 30, 2008	3,715,876	$5.05 - 30.00	2009-2013

Exercisable at September 30, 2008	3,715,876

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

Options exercised
All of the options exercised during the nine months ended September 30, 2008, were in exchange for payment of a loan from the Company’s CEO.

2.       Share-based payments (continued)

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

3.       Shareholders’ equity

Series E Preferred stock
In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share.  The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price would have been adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price would not have been adjusted to an amount below $13.00 per share.  At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price was adjusted to the lower of $4.50 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  The conversion price is $4.50 per share.  During the nine months ended September 30, 2008, the Company issued 546,703 shares of Series E preferred shares for total proceeds of $3,280,220, recording a beneficial conversion feature totaling $1,093,407 at the date of issuance.  The beneficial conversion feature is calculated on the difference between the shares actually purchased at $6.00 per share (546,703 at September 30, 2008) and the minimum amount of shares they can be converted into at $4.50 share (728,938 at September 30, 2008). The total difference (182,235 shares) times the purchase price of $6.00 is approximately $1,093,407.

Common stock
During the nine months ended September 30, 2008, the Company issued 115,779 shares of common stock for $289,448 of debt repayment (at $2.50 per share) upon the exercise of options.  In addition, 4,826 Series D preferred shares and related accrued dividends were converted to 8,045 shares of common stock during the nine months ended September 30, 2008.

3.       Shareholders’ equity (continued)

Common stock (continued)
During the nine months ended September 30, 2007, the Company issued 252,452 shares of common stock for $631,130 of services, debt conversion and cash (at $2.50 per share) upon the exercise of options.  In addition, 547 Series D preferred shares and related accrued dividends were converted to 873 shares of common stock during the nine months ended September 30, 2007.

At September 30, 2008, the Company has issued a total of 9,248,323 shares of common stock.  The Company has also issued certain options and preferred shares that are convertible into common stock, and preferred shareholders have the choice of converting dividends into common stock or receiving a cash dividend upon the conversion of their preferred shares.  Typically, shareholders choose to convert their preferred dividends into common stock.

A summary of common shares outstanding and those reserved for issuance is as follows:

Number of
shares

Common shares outstanding at September 30, 2008	9,248,323
Shares reserved for issuance:
Options	3,715,876
Preferred stock	2,281,035
Dividends on preferred stock	491,106
Total common shares outstanding or reserved for issuance	15,736,340

4.       Related party transactions

During the quarters ended June 30, 2008 and September 30, 2008, the Company’s CEO informed the Board of Directors that he would forgive payment of his salary for the quarter.  The effect of this transaction in the accompanying financial statements was to reduce accrued payroll by $344,966 and increase additional paid in capital – common by the same amount.

The Company has a consulting agreement with its strategic consultant, a related party.  The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company’s proprietary intellectual properties and for office rent.  The Company incurred expenses under these agreements as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,		Cumulative
	2008	2007	2008	2007	from inception

Research and development:
Consulting	$137,987	$137,987	$413,961	$413,961	$5,997,999
Expense reimbursements	-	-	-	-	152,001
Engineering development	-	-	-	-	3,554,877
Total R&D to related parties	137,987	137,987	413,961	413,961	9,704,877

General and administrative:
Consulting	34,497	34,501	103,492	103,494	1,476,007
Rent	3,570	3,570	10,710	10,710	94,670
Expense reimbursements	-	-	-	-	113,789
	38,067	38,071	114,202	114,204	1,684,466

Total expenses to related parties	$176,054	$176,058	$528,163	$528,165	$11,389,343

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

6.       Subsequent event

During 2008, the Company expanded its board from three members to five members.  On October 8, 2008, 100,000 options were granted: 50,000 to each of the two new board members at an exercise price of $4.45 for services performed.  The options vest immediately and expire on October 7, 2013.

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

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of September 30, 2008, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $1,500.

The MedClose™ VCS is a vascular closure system medical device  that is designed to seal femoral arterial puncture sites  in patients who have undergone diagnostic or interventional catheterization procedures.  It utilizes a proprietary catheter delivery vascular closure system that is designed to enhance manual compression by delivering a biologic sealant which creates an elastic coagulum that is fully absorbed into the body within 10 to 14 days.  The MedClose VCS is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient’s post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose™ VCS applications and usage capabilities are intended  for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and carotid stenting procedures.  As of the date of this report, MedClose™ VCS is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and have two additional patents pending.

As previously disclosed in our reports filed with the SEC, in April 2007 we received a warning letter from the FDA which expressed, among other things, that:

•	The FDA believed the MedClose device was a significant risk device and not eligible for investigation in the U.S. without an IDE approved by the FDA;
•
We had violated IDE regulations governing the proper conduct of clinical studies, including our failure to provide the U.S. reviewing institutional review board’s and clinical review site with information they needed to conduct the clinical investigation properly;

•	We failed to provide accurate information about the investigations to the FDA and failed to provide to the FDA staff access to the sites pertaining to the MedClose; and
•	We provide to the FDA certain information and records concerning our clinical studies.

We disagreed with the claims made by the FDA and filed an appropriate response with the agency.  Meanwhile, we suspended human clinical investigations of the MedClose device in the U.S. pending further discussions with the FDA.  During the remainder of 2007 and the first part of 2008, we engaged in an ongoing dialogue with the FDA for purposes of addressing its concerns and explaining our positions taken. On May 23, 2008, the FDA advised us by letter that our responses were satisfactory and that no further response to the FDA’s warning letter was required. Based on the FDA’s letter dated May 23, 2008 and subsequent written correspondence and discussions with the FDA staff, we believe the matter to be closed with no prospect of fine or penalty by the FDA.  We also believe that we have addressed substantially all of the FDA’s concerns over our human clinical trials and we expect to resume human clinical trials in the United States subject to the FDA’s review and approval of our investigative device exemption (IDE) application.

We submitted an IDE application to the FDA on November 30, 2007, which, if approved, will facilitate a continuance of the US clinical trials that were suspended by us in November 2006. In December 2007, the FDA responded to our IDE application with a disapproval letter. We have since filed three IDE supplements to address deficiencies cited by the FDA, the third of these was submitted on September 5, 2008.  On October 8, 2008, the FDA responded to our third supplemental filing with two cited deficiencies. We are presently preparing a fourth supplemental filing for purposes of addressing the FDA’s remaining comments.

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

As of January 2008, and prior to having sold any Series E Preferred shares, we amended the Series E Preferred share offering terms.  Pursuant to the amended offering terms, we are selling 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share.  As of September 30, 2008, we had sold 546,703.24 shares of Series E Preferred shares for the gross proceeds of $3,280,220.  The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option.  Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share.  In the event of the liquidation, dissolution or winding up of our corporation, each holder of Series E Preferred shares shall be paid, prior to any payments to the holders of our common stock, a liquidation preference in the amount of $6.00 per share plus all accrued and unpaid dividends.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  The Series E Preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

Results of Operations

Revenue.  We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

Research and Development.  Our expenses related to research and development during the three and nine month periods ended September 30, 2008 increased by approximately $254,000 over the prior year periods.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose."  The increase in research and development expenses during the third quarter was due to an increased level of research and development activity following the reformulation of our strategy for effecting FDA compliance and the possible resumption of human clinical testing in the U.S.  Our research and development activities are expected to increase during the remainder of 2008.

General and Administrative.  During the nine month period ended September 30, 2008, general and administrative expenses increased by $7,942,581 over the prior year period.  The increase consisted primarily of stock option expense in the amount of $7,585,653 incurred during the nine months ended September 30, 2008.

Net Loss.  Our net loss increased by $8,257,997 for the nine months ended September 30, 2008 over the prior year period.  The increase in net loss was due to the increase in stock option expenses.

Financial Condition

As of September 30, 2008, we had a working capital deficit of ($733,197), which includes accrued dividends of $2,530,223 payable on our outstanding shares of Series C preferred stock, Series D preferred stock and Series E preferred stock as of such date.  Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder, and our Series E preferred stock has a 10% annual dividend payable in cash or common stock at our option.  Those Series C and Series D dividends are convertible into our common shares at the rate of $3.57 per share and $6.86 per share, respectively.  To date, all holders of the Series C and D preferred shares have elected to receive their dividends in common shares.  However, there can be no assurance that we will not begin to receive substantial requests for the cash payment of dividends.

We commenced a private placement of our Series E Preferred Stock, and as of September 30, 2008 we had sold 546,703 shares of Series E Preferred shares for the gross proceeds of $3,280,220.  Assuming that the holders of our outstanding Series C and Series D preferred shares continue to elect to receive dividends payable in common shares rather than cash and that we elect to pay Series E dividends in common shares, we believe that our working capital on hand as of the date of this report, along with our ability to raise capital and meet certain operating expense obligations through the issuance of stock or stock equivalents, provide us with the capital we need for at least the next 12 months.  However, we believe that our ability to operate beyond the next 12 months will require us to raise significant additional capital, of which there can be no assurance.  In the event we receive substantial requests for Series C and Series D dividend payments in cash or we encounter a material amount of unexpected expenses, we may require additional capital earlier than 12 months from the date of this report. In the event we receive substantial requests for dividend payments or encounter higher than expected expenses, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, we commenced sales of our Series E Preferred Stock pursuant our private placement of up to 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share.  The Series E Preferred Stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option.  Each Series E Preferred share is convertible into our common shares at a conversion price of $4.50 per share.  The proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

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

During the three months ended September 30, 2008, we sold 167,366.66 shares of Series E Preferred shares to 11 accredited investors for the gross proceeds of $1,004,200.

Item 5.          Other Information

On October 8, 2008, our board of directors appointed Ronald P. Cenko to our board of directors. Mr. Cenko has served as vice president and chief financial officer of Siena Health Ventures, a private equity sponsored multi-state provider of outpatient rehabilitation services, since May of 2007.  From July 2006 through May 2007, Mr. Cenko was chief financial officer for Upstream Rehabilitation, Inc, a private equity sponsored multi-state provider of outpatient rehabilitation services and from March of 1996 to July 2006, Mr. Cenko was chief financial officer of Physical Rehabilitation Network, a private equity sponsored regional provider of outpatient rehabilitation services, which was acquired by Upstream Rehabilitation, Inc. in March 2004.  Mr. Cenko is a certified public accountant and a graduate of the University of Michigan Business School with a BBA in finance and accounting.

Item 6.          Exhibits.

  Index to Exhibits

Exhibit 31.1                                Section 302 Certifications

Exhibit 32.1                                Section 906 Certification

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc.
(Registrant)

Dated: November 10, 2008	By: /s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

By: /s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer