Form 10-K
period 2008-12-31
CPC OF AMERICA INC
filed 2009-03-16
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________  to __________________

Commission file number 0-24053

CPC of America, Inc.
(Name of registrant as specified in its charter)

Nevada	11-3320709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive, #89 Las Vegas, Nevada	89108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 952-9650

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

None	N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $.0005 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of June 30, 2008 was approximately $51,331,233.

The number of shares of the common stock outstanding as of March 5, 2009 was 9,325,436.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection  with the 2009 annual meeting of stockholders are incorporated herein by reference into Part III of this report. Such definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2008.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, Med Enclosure, LLC, a Nevada limited liability company, and CPCA2000, Inc., a Nevada corporation.

General

CPC of America, Inc. was formed under the laws of the State of Nevada on April 11, 1996 to develop and acquire cardiology medical devices, therapeutic devices and disposable products. To date, we have completed the development of an external counterpulsation device for the treatment of coronary artery disease known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. In addition, through our wholly-owned subsidiary, Med Enclosure, LLC, we are engaged in the business of developing a patented internal puncture closing device known as "MedClose." As of the date of this report, we have not commenced revenue producing operations. Our operations to date have predominately consisted of the design and development of our MedClose device and our counterpulsation units, and the raising of capital.

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock, pursuant to Rule 506 under the Securities Act of 1933 ("1933 Act"). We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of March 5, 2009, we have sold 546,703 shares of Series E Preferred Stock for the gross proceeds of $3,280,220 and issued an additional 6,667 shares in lieu of $40,000 salary to our chief financial officer. The Series E Preferred Stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Each Series E Preferred share was convertible into our common shares at a conversion price of $6.00 per share until August 31, 2008, when the conversion price was adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price could not be adjusted to an amount below $3.92 per share.  At August 31, 2008, the conversion price was deemed to be $4.50 per share. Subsequently, our board of directors approved an amendment to the Series E Preferred Stock to set the conversion price at $3.92 per share.  Each outstanding share of our preferred stock, including our Series E Preferred Stock, is convertible into a number of shares of our common stock equal to the private placement sale price of such preferred share divided by the conversion price of such preferred share in effect at the time of conversion.

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

During 2003 and 2004, we pursued the potential sale of CPCA 2000, Inc., our subsidiary that owns our counterpulsation technologies and products. Based on the analysis and inquiries by our investment banker, along with our own internal inquiries and analysis, we concluded that there was not sufficient interest in the acquisition of CPCA 2000, Inc. or our counterpulsation technologies due to declines in the amount of reimbursable patient costs for counterpulsation treatments under the Medicare program. Between 2002 and 2005, the amount of reimbursable patient costs for counterpulsation treatments under Medicare declined by approximately 30%. The decline in coverage has had a material negative impact on projected profitability of operations based on our counterpulsation technologies and products.

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2008, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $1,200.

Our executive offices are located at 5348 Vegas Drive, #89, Las Vegas, Nevada 89108; telephone number (702) 952-9650.

Business of the Issuer

General

CPC of America is engaged in the business of developing and acquiring cardiology therapeutic and disposable devices and products as well as the manufacture and distribution of these devices and products. We are currently engaged in the development of the MedClose internal puncture closing delivery system device. MedClose utilizes any approved biological or synthetic sealants  to close puncture wounds following surgical procedures utilizing arterial puncture access.

MedClose is in the development stage and has not been approved for sale in the United States or any foreign jurisdiction. We are currently pursuing the required regulatory approvals for the sale and distribution of the MedClose in the United States and the European Union.  We believe that we may obtain regulatory approval in the EU as early as the first quarter of 2010. We do not expect to obtain regulatory approval in the United States until late 2010 or early 2011.

Internal Puncture Closure Device: "Medclose"

The MedClose is a vascular closure system medical device that is designed to seal arterial puncture sites in patients who have undergone diagnostic or interventional surgical procedures utilizing access via an arterial puncture site. The MedClose consists of a catheter system that is our proprietary product and utilizes any approved biologic or synthetic sealants. The MedClose is designed to enhance manual compression by delivering the biological or synthetic sealant through our proprietary catheter delivery system, resulting in an elastic coagulum that is fully absorbed into the body within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for angiographic and interventional procedures, six to nine french in size, in the coronary, peripheral, cerebral and carotid applications, including cardiac diagnostic and interventional cardiology procedures as well as interventional radiology and carotid stenting procedures. We hold three patents for both the instrument and the technique used in connection with MedClose, and have two additional patents pending.

We believe that the MedClose device offers a superior alternative to manual compression technique, which is used in approximately 60% of both US and world procedures for both cardiac diagnostic and interventional procedures. We believe that a major advantage of MedClose is that it requires no sutures and leaves no foreign matter or residue in the artery, thereby reducing the risk of an embolism resulting from residual material left in the artery. In addition, we believe that MedClose will significantly reduce the recovery time of patients following catheterization procedures. Physicians traditionally have used sutures and manual compression and other commercial closure devices to close puncture wounds following catheterization procedures. Using sutures requires direct pressure to be applied to the wound for up to 45 minutes (typically applied by a nurse or orderly) and a recovery time of up to 12 hours, during which the patient remains still to avoid hemorrhaging. MedClose, by contrast, eliminates the need for direct pressure to be applied to the wound and reduces the recovery time following the procedure to less than two hours. As a result, MedClose reduces the need for patients to remain completely immobile following the catheterization procedure and limits the recovery time and discomfort associated with the catheterization procedures.  The MedClose is not presently available for general human use. In addition, unlike other closure devices which generally do not allow for re-entry of a closed puncture wound, the MedClose device allows for safe and effective re-entry of the closed puncture wound within a short timeframe.

The MedClose is not presently available for general human use. Extensive animal studies of the MedClose device were successfully completed in 2002 through 2004 and provided to the FDA.  We conducted limited human clinical trials, involving 16 enrolled subjects, of the MedClose device in the United States from August to October 2006, and we expect to resume human clinical trials in the United States subject to the FDA’s approval of our pending investigational device exemption, of which there can be no assurance.  In the fourth quarter of 2006, we commenced human clinical investigations in Canada, with the knowledge and concurrence of the Canadian regulatory authorities. We conducted human clinical trials, involving 44 enrolled subjects, of the MedClose device in Canada from October 2006 to August 2007. Based on the experiences and input of the clinical investigators, we voluntarily suspended human clinical trials in Canada in August 2007 for purposes of refining the MedClose device.

On November 30, 2007, we submitted to the FDA an investigational device exemption, or IDE, application to clinically investigate the MedClose device in the U.S. Absent an effective exemption from the IDE regulations or a finding that the device is a non-significant, low risk device, compliance with the FDA’s IDE regulations is required before a medical device product can proceed to the last phase of the FDA regulatory process, human testing of the device.  In December 2007, the FDA responded to our IDE application with a disapproval letter. We have since filed three IDE supplements to address deficiencies cited by the FDA and the third of these was submitted on September 5, 2008.  In October 2008, the FDA responded to our September 2008 IDE supplement with a disapproval letter citing two remaining deficiencies, both of which related to the third party biological sealant currently used in the application of the MedClose device.

We are in the process of responding to the FDA’s comment letter and hope to resolve the two remaining deficiencies relating to the third party biological sealant, however we are dependent on the participation of the third party manufacturer of the sealant in responding to the FDA’s remaining concerns and to date we have been unable to obtain the third party manufacturer’s cooperation. In the meantime, we are actively pursuing our acquisition or development of our own proprietary sealant.  In March 2009, we entered into a product development agreement with Dr. Olex Hnojewyj, a holder of 13 patents in the field of vascular closure and other medical devices, pursuant to which Dr. Hnojewyj has been retained by us to develop a synthetic sealant on our behalf suitable for utilization with the MedClose device.

Between November 2001 and February 2008, we relied upon BioMed Research, Inc., an unaffiliated medical project management firm located in Tampa, Florida, as our contract product development and regulatory compliance managers for the MedClose device.  Beginning in February 2008, we outsourced the activities of BioMed Research to separate independent contractors who now provide to us contract research, development, engineering, manufacturing, regulatory compliance and project management with regard to the MedClose.

We intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacturing, marketing and sale of the product directly. If we pursue the manufacturing or marketing of the MedClose product, we will, in all likelihood require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

We expect to commence revenue producing operations subject to our receipt of US or foreign regulatory approvals of MedClose.  As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than US approval, and we are currently focusing our development efforts on the approval of the MedClose device in the European Union.  Regulatory approval of the MedClose in the EU is not expected to occur until the first quarter of  2010 at the earliest.

Marketing and Distribution

Subject to regulatory approval of the MedClose device, we intend to market the MedClose, primarily to hospitals and their procedure performing physicians through country, region and international distribution agreements. We have no distribution agreements currently in place.

We intend to offer our products to potential customers through a marketing campaign consisting of medical meetings, tradeshows, symposiums, key researchers and users of the technology, public relations, media relations and personal selling efforts by our distributors. We intend to generate publicity for MedClose through press conferences, television forums, demonstrations and press releases to trade and professional publications which will be designed to raise awareness of MedClose and its puncture internal closure device among both industry leaders and the general public.

Government Regulation and Supervision

United States

Clinical testing, manufacturing and distribution of the MedClose are subject to regulation by numerous governmental authorities, principally the Food and Drug Administration (FDA), and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates activities relating to the clinical testing, manufacturing, labeling, distribution and promotion of medical devices. Under the Medical Device Amendments of 1976, the FDA has the authority and responsibility to classify medical devices into one of three classes (i.e., Class I, II, or III), on the basis of the regulatory controls necessary to provide reasonable assurance of device safety and effectiveness. Class I devices are subject to compliance with "general controls," including for example, labeling, possible premarket notification, adherence to good manufacturing practices and certain record keeping and reporting requirements. Class II devices are subject to compliance with Class I "general controls" as well as special controls and/or performance standards established by the FDA. Class III devices are subject to compliance with Class I "general controls" and possible special controls/performance standards as well as premarket approval by the FDA to provide reasonable assurance of safety and effectiveness. Class III devices generally include life-sustaining, life-supporting and/or implantable devices, new devices, or devices which have been found to be substantially equivalent to Class III in commercial distribution for which the FDA has not yet required premarket approval. The MedClose presently is considered by the FDA to be subject to premarket approval as a Class III device.

Before a Class III medical device can be introduced into the market for commercial distribution, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or through a premarket approval application. Although Class III devices normally require FDA approval through the premarket approval process, we believe that it may be possible to receive FDA clearance pursuant to a 510(k) notification for MedClose as well. Because puncture closure devices are already on the market, newer versions, similar to the MedClose, have been permitted to be marketed pursuant to the 510(k) notification procedure. However, there is no assurance that we will be eligible to utilize the 510(k) notification process in the future or that the FDA will not in the future require us to submit a premarket approval application, which would be a more costly, lengthy and uncertain approval process.

Generally, the 510(k) notification clearance order is expected to be granted within 90 days from the date of submission, but it can take from 12 to 36 months or longer from submission of the 510(k) notification to obtain the clearance order. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional data is needed before a substantial equivalence determination can be made. A determination that a device is not substantially equivalent to a device already on the market, or a request for additional data, could delay the market introduction of our products and could have a material adverse effect on our business, financial condition and results of operations. For any of our devices that are cleared through the 510(k) notification process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) notification. There can be no assurance that we will obtain a clearance order within the above time frames, if at all, for MedClose or any other device for which we may file a 510(k) notification.

Further, once FDA clearance or approval is obtained, our devices will be subject to pervasive and continuing regulation by the FDA, including various record keeping requirements and the requirement to report to the FDA certain experiences with the use of the device. We are also subject to inspection on a routine basis for compliance with the FDA's good manufacturing practice regulations. These regulations impose explicit procedural and documentation requirements upon us and the companies which we contract to manufacture our devices.

International

The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE mark compliance, manufacturers are required to comply with the European quality systems standards. We have recently commenced the process for applying for the CE mark approval for our MedClose device and certification of our quality system.  We believe that we may obtain regulatory approval in the EU as early as the first quarter of 2010.

International sales of our MedClose device will be subject to the regulatory requirements of each country in which we sell. These requirements vary from country to country but generally are less stringent than those in the United States. We have not obtained regulatory approval to sell our MedClose device in any foreign jurisdiction.

Competition

We have several competitors that manufacture and market puncture closure devices, including St. Jude Medical, Johnson & Johnson, Abbot Laboratories, Vascular Solutions and Access Controls, and there are several other companies that market competing products that are in the nature of wound devices.  St. Jude, Johnson & Johnson, Abbott Laboratories, Vascular Solutions and Access Control, each market a FDA approved combination vascular closure system. Vascular Solutions’ product uses a biologic sealant that is made from human plasma. Access Controls’ closure system utilizes a synthetic sealant technology. Our competitors’ combination vascular closure systems are limited to vascular closure devices for femoral artery punctures, whereas the MedClose is designed for a wide array of vascular closures applications. In addition, each of our competitors’ products is limited to their proprietary sealants whereas the MedClose device is designed as a delivery system that can utilize any approved biological or synthetic sealant.

Although a human clinical trial investigation of the MedClose device has not been completed, based on an interim analysis of 60 trials on enrolled subjects who have undergone treatment using the MedClose device, we believe our device has competitive advantages over our competitors’ products because our product is superior in delivery of arterial site closures on the basis of safety, variability, shortened time in conducting repuncture post procedures and cost effectiveness. However, all of our competitors have greater marketing and financial resources than we do and, accordingly, there can be no assurance that we will be able to compete effectively, if at all.

Patents and Trademarks

We hold three patents from the U.S. Patent and Trademark Office for the MedClose device and procedure and we have filed two additional patents pending. We also have two registered trademarks in the United States and registrations in Argentina, India, Madrid Protocol, Mexico, New Zealand, Pakistan, Taiwan, and pending applications in Brazil, Canada, and Venezuela for the name MedClose. In September 2002, we received three patents from the U.S. Patent and Trademark Office on our CPCA 2000 counterpulsation unit. At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have been granted patents in Ireland and the United Kingdom and have received a trademark on the name "CPCA 2000” and its logo in the United States.

Our ability to compete successfully depends, in part, on our ability to protect the proprietary technology contained in our products. We rely upon a combination of patent, trade secret and trademark laws, together with non-disclosure agreements, to establish and protect proprietary rights in our proprietary devices and technologies, as well as our trade names and other similar property. We also enter into confidentiality agreements with our employees, manufacturers, consultants and suppliers, and limit access to and distribution of our proprietary information. However, these measures only afford us limited protection, as there can be no assurance that any steps taken by us to protect these proprietary rights will be adequate to prevent misappropriation of our technology or the independent development by others of similar technology. In addition, although we believe that there currently are no infringement claims against us and no grounds for the assertion of such claims, the cost of responding to any claim could be significant.

Research and Development

Since inception through December 31, 2008, our research and development expenses have amounted to approximately $21,626,034, including $1,986,790, $1,628,203 and $1,600,818 spent on research and development in 2008, 2007 and 2006, respectively. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services.

Employees

As of the date of this report, we employ two persons consisting of our chief executive officer and chief financial officer. We contract with various consultants and professionals to provide services to us including engineering, software, testing, regulatory, quality control, quality certifications, commercial applications/approvals, product development, medical and clinical affairs, clinical trials, clinical research, data management, data analysis, and statistical analysis  on a project by project basis.

Financial Information About Geographic Area

During the last three fiscal years, all of our assets and rights have been located in the United States.

Available Information

Our Internet address is http://www.cpcmeddevices.com. The information on or accessible through our website is not part of this report. We make available, free of charge, through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers

Our executive officers as of March 5, 2009 are as follows:

Name	Age	Position

Rod A. Shipman	58	President, Chief Executive Officer and Secretary
Marcia J. Hein	50	Chief Financial Officer and Treasurer

Mr. Shipman has served as our president and chief executive officer since January 1997, and has served as our corporate secretary since July 1997.  Mr. Shipman also served as our chief financial officer and treasurer from September 2000 to July 2008. Mr. Shipman has served as member of our board of directors since our inception in May 1996. Mr. Shipman has over 30 years of experience in the medical industry with various public and private medical suppliers and medical providers. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California.

Ms. Hein has served as our chief financial officer and treasurer, and a member of our board of directors, since July 2008.  Ms. Hein has served as the owner and manager of Marcia J. Hein, CPA, an accounting firm located in Fort Collins, Colorado, since October 2003. Prior to that, Ms. Hein was a partner in Cacciamatta Accountancy Corp., a registered independent public accounting firm located in Irvine, California, from October 1994 to October 2003. Ms. Hein is licensed as a certified public accountant in the states of Colorado and California.  Ms. Hein holds a Bachelor of Science in accounting from Western Kentucky University.

ITEM 1A.  RISK FACTORS.

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others.

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

We have not commenced revenue producing operations and, as a result, there is a limited amount of information about us on which to make an investment decision. We were incorporated in 1996 and to date have not generated any revenues from operations. To date, our activities have included the market analysis and development of our counterpulsation units and MedClose device, and the raising of development and working capital. As a result of the absence of any operating history or revenues, there is a limited amount of information about us on which to make an investment decision. There can be no assurance that we will achieve a significant level of operations and, if so, that such operations can be conducted on a profitable basis.

We will require additional capital in the future in order to further develop or market our products, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. As of December 31, 2008, we had a working capital deficit of ($1,565,026), which includes accrued dividends of $2,715,584 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. In September 2007, we commenced a private placement of our Series E Preferred Stock, and since December 31, 2007, we have sold 546,703 shares of Series E Preferred shares for the gross proceeds of $3,310,220. We believe that we will require a minimum of $2.5 million of additional  working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $2.5 million additional capital over the next 12 months.  We will seek to obtain additional working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 states that due to our working capital deficiency at December 31, 2008 there is a substantial doubt about our ability to continue as a going concern.

We have issued over time multiple series of preferred stock, which as of December 31, 2008  have accrued dividends in the aggregate amount of $2,715,584.  Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  As of December 31, 2008, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 288,575 shares of Series C Preferred Stock, 624,283 of Series D Preferred Stock and 551,703 of Series E Preferred Stock were issued and outstanding as of such date.

As of December 31, 2008, our outstanding shares of preferred stock had accrued dividends of $2,715,584. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company. Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the  holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash. As of December 31, 2008, we had cash and cash equivalents of $1,480,506 and a working capital deficit of ($1,565,026).  In the event the holders of a significant number of our Series C and D preferred shares convert their preferred shares and in doing so elect to take their dividends in cash, our working capital will be materially adversely affected.

We may not be able to compete effectively or competitive pressures faced by us may materially adversely affect our business, financial condition, and results of operations. We expect to face significant competition in connection with the marketing of our MedClose puncture closing device. We have had several competitors that manufacture and market puncture closure devices, such as St Jude Medical, Johnson & Johnson, Abbott Laboratories, Vascular Solutions, Inc. and Access Controls. All of our competitors have greater marketing and financial resources than us and, accordingly, there can be no assurance that we will be able to compete effectively or that competitive pressures faced by us will not materially adversely affect our business, financial condition, and results of operations.

We have limited management and staff and will be dependent for the foreseeable future upon consultants and partnering arrangements. At the present time, we have two employees, including our two executive officers. We have developed an operating strategy that is based on our engagement of various consultants and professionals to provide services to us including engineering, software, testing, regulatory, quality control, quality certifications, commercial applications/approvals, product development, medical and clinical affairs, clinical trials, clinical research, data management, data analysis, and statistical analysis  on a project by project basis.  Our dependence on third party consultants and service providers creates a number of risks, including but not limited to:

●	the possibility that such third parties may not be available to us as and when needed; and

●	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price will be materially adversely affected.

We may not be able to protect our proprietary rights and we may incur significant costs in attempting to do so. Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, trade secret and trademark laws, as well as confidentiality and licensing agreements to protect our proprietary rights. However, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse affect on our business, financial condition or operating results.

The commercialization of our MedClose device will require US and foreign regulatory approvals, of which there can be no assurance. The development, testing and eventual sale of our MedClose device are subject to extensive regulation by numerous state and federal governmental authorities in the US, such as the FDA, as well as by certain foreign countries, including some in the European Union. Currently, we are required in the US and in foreign countries to obtain approval from those countries' regulatory authorities before we can market and sell our MedClose device in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The FDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on our products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our MedClose device until we comply, or indefinitely.

The success of our MedClose device will depend upon strong relationships with physicians.  If we fail to establish and maintain strong working relationships with physicians, we may not be successful in developing and marketing our MedClose device.  The research, development, marketing and sales of medical products generally, including our MedClose vascular closure device, is dependent upon our maintaining working relationships with physicians.  We rely on these professionals to provide us with considerable knowledge and experience regarding our products.  We will also depend on physicians to assist us in marketing our products and gaining acceptance of our products in the medical community, as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to establish and maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our financial condition and results of operations.

Our business and results of operations may be seriously harmed by changes in third-party reimbursement policies.  We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any changes affect reimbursement for catheterization procedures in which our products are used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from healthcare payors for procedures in which our products are used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures would seriously harm our business.  In the United States, healthcare providers, including hospitals and clinics that purchase medical devices such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of catheterization procedures. Any changes in this reimbursement system could seriously harm our business.  In international markets, acceptance of our products is dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. Our failure to receive international reimbursement approvals could have a negative impact on market acceptance of our products in the markets in which these approvals are sought.

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is traded on the OTC Bulletin Board market under the symbol "CPCF.OB". As of March 5, 2009, the last reported sale price of our common stock on the OTCBB was $2.41 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

We will be subject to risks of product safety and product liability in the event of our use of a biologic sealant.  Currently, our MedClose device utilizes a biologic sealant derived from human plasma.  Blood based products carry the risk of transmitting infectious diseases, including, but not limited to, hepatitis, HIV and Creutzfeldt-Jakob disease. The sealant utilized by our MedClose device is manufactured by a leading international healthcare company, and has been approved by the FDA. The FDA has reviewed safety data for the third party manufacturer sealant and has issued a biologic products license to the manufacturer which permits the safe use of this product for contact with blood.  The sealant continues to be made available for commercial distribution with no information to suggest that risks relating to viruses, bacteria or prions are likely. Nevertheless, the risk that screening and testing processes might fail, or that new pathogens may be undetected by them, cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely impact our financial condition. We are currently pursuing the development of a proprietary synthetic sealant, however, there can be no assurance that we will be successful in this endeavor.

We have issued over time multiple series of preferred stock, each of which has rights senior to our common stock including the right to be paid approximately $14.3 million of liquidation preferences. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  As of December 31, 2008, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 288,575 shares of Series C Preferred Stock, 624,283 of Series D Preferred Stock and 551,703 of Series E Preferred Stock were issued and outstanding as of such date. In the event of the liquidation, dissolution or winding up of our corporation, each holder of our preferred shares shall be paid, prior to any payments to the holders of our common stock, a liquidation preference, plus all accrued and unpaid dividends.  The Series C, Series D and Series E preferred shares are to be paid a liquidation preference of $8.90 per share, $9.15 per share and $6.00 per share, respectively. The aggregate amount of liquidation preferences, plus accrued dividends, as of December 31, 2008 was $14,306,309. Any additional preferred stock issued by our board of directors may contain similar liquidation preferences and other rights and preferences adverse to the voting power and other rights of the holders of common stock.

We have not held annual meetings of stockholders and, as a result, our stockholders have had no participation in the election of our directors. Article II, Section 2 of our corporate bylaws requires our board of directors to hold an annual meeting of stockholders at which, among other things, the holders of our voting securities elect a slate of directors to hold office for a designated term. However, we have not held an annual meeting of stockholders in the history of our corporation, and from the inception of our corporation to date all directors have been appointed to serve by way of the board of directors' authority, set forth in Article III, Section 5 of our bylaws, to appoint members to vacancies on the board. While we are not subject to any statutory penalties or fines for failure to hold an annual meetings of stockholders, our decision to not hold annual meetings of stockholders has effectively disenfranchised the holders of our voting securities. We intend to hold an annual meeting of stockholders in the spring or summer of 2009 at which the holders of our voting securities will be asked to approve a slate of nominees to serve on our board of directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

During the 180 days preceding December 31, 2008, we received comments from the SEC’s Division of Corporation Finance on our previously filed annual report on Form 10-K for the fiscal year ended December 31, 2007 and quarterly reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, that as of the date of this report are still unresolved, relating to:

•	Our policies with regard to the review of related party transactions;
•	Our accounting for certain beneficial conversion features on our outstanding preferred shares in accordance with EITF 98-5 and 00-27;
•	The terms for payment of dividends on our outstanding preferred shares; and
•	Our prior disclosure regarding the appointment of a member to our board of directors.

We expect to resolve all outstanding comments in a timely fashion.  Also, we have considered the SEC’s comments in preparing this report and believe that the disclosure contained herein adequately responds to all outstanding comments of the staff.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our executive offices are located in Las Vegas, Nevada and we also maintain warehouse space in Sarasota, Florida. Both facilities are leased by us on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

Neither the company nor our property is subject to any pending legal proceedings, other than routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the security holders of the company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol "CPCF.OB" Set forth below are high and low closing prices for our common stock for each quarter during the two fiscal years ended December 31, 2008. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

Quarter Ended	High	Low

March 31, 2007	$24.50	$15.25
June 30, 2007	$19.20	$15.00
September 30, 2007	$17.00	$13.00
December 31, 2007	$13.00	$ 5.15

March 31, 2008	$ 8.65	$ 4.70
June 30, 2008	$ 9.65	$ 7.25
September 30, 2008	$ 8.45	$ 5.55
December 31, 2008	$ 6.00	$ 2.15

Holders

As of March 5, 2009, there were 238 record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our certificates of designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of common stock. In addition, the holders of our Series E preferred stock are entitled to dividends at the rate of 10% per annum, payable at our option, in cash or common stock. Dividends on preferred stock are only payable at the time the preferred shares are converted into shares of common stock. During 2008, we paid no cash dividends on the shares of our preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008 concerning our equity compensation plans:

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Issuance

Equity compensation plans approved by shareholders	625,000	$21.53	2,560,534

Equity compensation plans not approved by shareholders (1)	3,152,505	$7.90	N/A

______________
(1) Represents shares of common stock issuable to Rod Shipman and CTM Group, Inc. pursuant to option agreements entered into in April 2008. The options vest immediately and expire on April 24, 2013.

Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we sold 546,703 shares of Series E Preferred Stock to 39 accredited investors for the gross proceeds of $3,280,220. In addition, we issued 5,000 shares of Series E Preferred Stock to our chief financial officer in lieu of $30,000 of salary. The offer and sale of our Series E Preferred Stock is being made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All sales are being made to “accredited investors, as defined under Rule 501(a) under the 1933 Act.  The Series E preferred shares are being sold by our executive officers and there is no underwriter involved in the issuance.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In addition, during the fiscal year ended December 31, 2008, we issued 8,045 shares of common stock upon the conversion 4,826 shares of our Series D Preferred Stock, and related accrued dividends, by the holders of such preferred shares. The shares of common stock issued upon the conversion of our Series D Preferred Stock were issued pursuant to Section 4(2) of the 1933 Act and Rule 506 thereunder.

Stock Performance

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), over the five year period ended December 31, 2008. Although our common stock does not trade on the NASDAQ, we consider the two NASDAQ indexes to provide the most meaningful comparative information. The graph assumes the investment of $100 in our common stock and each index on December 31, 2003 and the reinvestment of dividends, if any. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Prices and shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

Comparison Of Cumulative Total Return For
The Five Year Period Ended December 31, 2008

ITEM 6.  SELECTED FINANCIAL DATA.

The table below sets forth a summary of our selected financial data for each of the years ended December 31:

	2008	2007	2006	2005	2004

Statement of Operations Data:

Revenue	$--	$--	$--	$--	$--
Research and development	1,986,790	1,628,203	1,600,818	1,266,093	6,699,714
General and administrative	9,168,935	902,094	1,372,079	882,292	1,689,369
Operating loss	(11,155,725)	(2,530,297)	(2,972,897)	(2,148,385)	(8,389,083)

Interest expense	--	--	--	--	--
Interest income	24,034	2,496	44,297	59,087	74,828
Increase in cash surrender value of insurance	--	92,027	116,745	463,782	--

Net loss	(11,131,691)	(2,435,774)	(2,811,855)	(1,625,516)	(8,314,255)

Basic and diluted net loss per share	(1.54)	(0.33)	(0.40)	(0.29)	(1.31)

Basic and diluted weighted average number of common shares outstanding	9,244,602	8,643,140	8,143,130	7,323,397	6,723,101

Balance Sheet Data:

Total assets	1,870,193	1,382,977	1,742,164	2,842,770	3,494,578

Total liabilities	3,157,948	2,872,970	2,000,816	1,421,689	995,342

Total shareholders’ equity (deficit)	(1,287,755)	(1,489,993)	(258,652)	1,421,081	2,499,236

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

To date, our activities have included the market analysis and development of our MedClose device and counterpulsation units and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. We are also engaged in the business of developing a patented internal puncture closure device  known as "MedClose". We have not commenced revenue producing operations.

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

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2008, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $1,200.

The MedClose is a medical device that is designed to seal arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. It utilizes a proprietary catheter system that is designed to enhance manual compression by delivering a biologic or synthetic sealant which forms an elastic coagulum that is fully resorbed within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and two additional patents pending.

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

We expect to commence revenue producing operations subject to US or foreign regulatory approval of the MedClose device. We do not expect to purchase or sell significant plant or equipment during 2009, nor do we expect a significant change in the number of our employees during the year.

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of March 5, 2009, we have sold 546,703 shares of Series E Preferred shares for the gross proceeds of $3,280,220 and issued an additional 6,667 shares in lieu of $40,000 of salary to our chief financial officer. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Each Series E Preferred share was convertible into our common shares at a conversion price of $6.00 per share until August 31, 2008, when the conversion price was adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price could not be adjusted to an amount below $3.92 per share. At August 31, 2008, the conversion price was deemed to be $4.50 per share.  Subsequently, our board of directors approved an amendment to the Series E Preferred Stock to set the conversion price at $3.92 per share. The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

Results of Operations

During the 2008 fiscal year, we incurred $1,986,790 of research and development expenses compared to $1,628,203 during fiscal 2007 and $1,600,818 during fiscal 2006. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "MedClose." Our research and development costs were higher in 2008 than in 2007 or 2006 due to our movement toward obtaining regulatory approval in Europe. We were also able to increase research and development expenses in 2008 due to the additional capital we raised from the Series E Preferred share offering described above. We expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

During fiscal 2008, we incurred $9,168,935 of general and administrative expenses, compared to administrative expenses of $902,094 in fiscal 2007 and $1,372,079, in fiscal 2006. General and administrative expenses in fiscal 2008 increased by $8,266,841 over fiscal 2007. The increase consisted primarily of increases of $7,689,553 in stock option expenses, $215,981 in legal fees as we move toward obtaining approvals for the MedClose device in Europe, $297,515 in professional fees as a result of hiring public relations consultants to help us raise awareness of CPC of America in general and the MedClose device in particular and $60,000 in officers’ salaries as a result of hiring a chief financial officer in July 2008.

Financial Condition

As of December 31, 2008, we had a working capital deficit of ($1,565,026), which includes accrued dividends of $2,715,584 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company. The dividends on Series E preferred stock are convertible into our common shares at the rate of $3.92 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash.

We believe that we will require a minimum of $2.5 million of additional working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $2.5 million additional capital over the next 12 months. We will seek to obtain additional working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 states that due to our working capital deficiency at December 31, 2008 there is a substantial doubt about our ability to continue as a going concern.

As noted above, we are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacturing, marketing and sale of the product directly. If we pursue the direct manufacturing and marketing of the MedClose product, we will, in all likelihood require up to $40 million of additional capital in order to (i) complete clinical trials and regulatory approvals in Europe, North America and other designated foreign markets; (ii) commence manufacturing of the device; and (iii) commence marketing and sales of the device, including the development of a internal infrastructure necessary to support manufacturing and marketing.

We will endeavor to raise additional funds through the sale of our Series E preferred shares and any other available financing sources in order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose. However, there are no agreements or understandings with any third parties at this time for our receipt of additional working capital and there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If we are unable to access additional capital on a timely basis, we will be unable to expand or continue our development of the MedClose device and our operating results will be adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheets of CPC of America, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2008 and for the period from inception (April 11, 1996) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a net capital deficiency at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also included in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its consolidated operations and cash flows for each of the years in the three year period ended December 31, 2008 and for the period from inception (April 11, 1996) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPC of America, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Santa Ana, California
March 9, 2009

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets
Cash and equivalents	$1,480,506	$220,319
Prepaid expenses	112,416	839,451

Total current assets	1,592,922	1,059,770

Patents, net of accumulated amortization of $281,333 in 2008 and $235,813 in 2007	276,167	321,687

Trademark, net of accumulated amortization of $5,128 in 2008 and $4,711 in 2007	1,104	1,520
TOTAL ASSETS	$1,870,193	$1,382,977
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loan from officer	$-	$289,448
Accounts payable	167,789	23,000
Accrued payroll and related taxes	274,575	471,390
Accrued dividends payable	2,715,584	2,089,132
Total current liabilities	3,157,948	2,872,970

Commitments and contingencies	-	-

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 288,575 shares issued and outstanding
at December 31, 2008 and 2007, respectively	288	288
Series D - 624,283 and 629,109 shares issued and outstanding
at December 31, 2008 and 2007, respectively	624	629
Series E - 551,703 and 0 shares issued and outstanding
at December 31, 2008 and 2007, respectively	552	-
Common stock, 20,000,000 shares authorized, $.0005 par value,
9,286,694 and 9,124,499 shares issued and outstanding at
December 31, 2008 and 2007, respectively	4,643	4,562
Additional paid-in capital - preferred	15,096,629	10,008,612
Additional paid-in capital - common	29,144,025	20,438,782
Deficit accumulated during the development stage	(45,534,516)	(31,942,866)
Total shareholders' deficit	(1,287,755)	(1,489,993)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$1,870,193	$1,382,977

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

				Cumulative from inception (April 11, 1996) to
	Year ended December 31			December 31,
	2008	2007	2006	2008

Costs and expenses:
Research and development - related party	$551,948	$566,894	$501,769	$9,842,864
Research and development - other	1,434,842	1,061,309	1,099,049	11,783,170
	1,986,790	1,628,203	1,600,818	21,626,034
General and administrative - related party	152,269	144,801	137,823	1,722,533
General and administrative - other	9,016,666	757,293	1,234,256	16,507,343
	9,168,935	902,094	1,372,079	18,229,876

Operating loss	(11,155,725)	(2,530,297)	(2,972,897)	(39,855,910)

Other income (expense):
Interest expense	-	-	-	(8,954)
Interest income	24,034	2,496	44,297	330,092
Increase in cash surrender value of insurance	-	92,027	116,745	790,910

	24,034	94,523	161,042	1,112,048

Net loss	$(11,131,691)	$(2,435,774)	$(2,811,855)	$(38,743,862)

Loss per share calculation:
Net loss	$(11,131,691)	$(2,435,774)	$(2,811,855)
Beneficial conversion feature	(2,459,959)	-	-
Preferred dividend	(637,465)	(434,044)	(430,176)
Numerator	$(14,229,115)	$(2,869,818)	$(3,242,031)

Basic and diluted weighted average number
of common shares outstanding - Denominator	9,244,602	8,643,140	8,143,130

Basic and diluted net loss per share	$(1.54)	$(0.33)	$(0.40)

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	3,777,505	3,406,655	4,028,206
Preferred stock	2,287,701	1,558,534	1,601,569

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2008

	Preferred Stock				Common Stock			Additional	Additional	Deficit Accumulated	Total
	Series A		Series B				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number of Shares	Total	Number of Shares	Total	Number of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity(Deficit)

Initial capitalization	-	$-	-	$-	2,400,000	$1,200	$-	$-	$-	$-	$1,200
Issuance of common stock for a note	-	-	-	-	300,000	150	-	-	-	-	150
Issuance of common stock for cash	-	-	-	-	100,000	50	-	4,950	-	-	5,000
Issuance of common stock for services	-	-	-	-	764,000	382	-	37,818	-	-	38,200
Net loss for 1996	-	-	-	-	-	-	-	-	-	(59,079)	(59,079)
Balance, December 31, 1996	-	-	-	-	3,564,000	1,782	-	42,768	-	(59,079)	(14,529)
Exercise of options	-	-	-	-	26,666	13	-	29,987	-	-	30,000
Issuance of common stock for cash
and conversion of note payable ($77,000)	-	-	-	-	640,000	320	-	927,680	-	-	928,000
Net loss for 1997	-	-	-	-	-	-	-	-	-	(457,829)	(457,829)
Balance, December 31, 1997	-	-	-	-	4,230,666	2,115	-	1,000,435	-	(516,908)	485,642
Exercise of options	-	-	-	-	57,000	29	-	114,971	-	-	115,000
Issuance of common stock for cash	-	-	-	-	40,000	20	-	57,980	-	-	58,000
Issuance of preferred stock for cash	8,824	9	-	-	-	-	-	-	74,991	-	75,000
Valuation of beneficial conversion
feature on Series A Preferred	-	-	-	-	-	-	-	-	25,000	(25,000)	-
Contribution of officer's salary	-	-	-	-	-	-	-	80,000	-	-	80,000
Net loss for 1998	-	-	-	-	-	-	-	-	-	(640,580)	(640,580)
Balance, December 31, 1998	8,824	9	-	-	4,327,666	2,164	-	1,253,386	99,991	(1,182,488)	173,062
Exercise of warrants	-	-	-	-	209,490	105	-	366,503	-	-	366,608
Exercise of options	-	-	-	-	146,904	73	-	177,289	-	-	177,362
Issuance of preferred stock for cash	70,469	70	-	-	-	-	-	-	598,930	-	599,000
Preferred stock dividend	-	-	-	-	-	-	-	-	(25,725)	-	(25,725)
Valuation of beneficial conversion
feature on Series A Preferred	-	-	-	-	-	-	-	-	199,486	(199,486)	-
Repurchase of common shares	-	-	-	-	(560,000)	(280)	-	-	-		(280)
Net loss for 1999	-	-	-	-	-	-	-	-	-	(1,329,328)	(1,329,328)
Balance, December 31, 1999	79,293	$79	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2008

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Captial- Common	Captial- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 1999	79,293	$79	-	$-	-	$-	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)
Exercise of warrants	-	-	-	-	-	-	-	-	365,500	183	-	639,442	-	-	639,625
Exercise of options	-	-	-	-	-	-	-	-	223,832	113	-	258,528	-	-	258,641
Issuance of preferred stock for cash	-	-	71,429	71	-	-	-	-	-	-	-	-	624,929	-	625,000
Valuation of beneficial conversion
feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	208,125	(208,125)	-
Conversion of Series A Preferred
into common shares	(70,469)	(70)	-	-	-	-	-	-	131,996	66	-	624,659	(598,930)	-	25,725
Beneficial conversion feature on
Series A Preferred shares	-	-	-	-	-	-	-	-	-	-	-	199,486	(199,486)	-	-
Settlement of lawsuit	-	-	-	-	-	-	-	-	33,333	17	-	199,983	-	-	200,000
Purchase of patent	-	-	-	-	-	-	-	-	47,042	24	-	235,184	-	-	235,208
Stock option costs	-	-	-	-	-	-	-	-	-	-	(280,000)	280,000	-	-	-
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	105,000	-	-	-	105,000
Cancellation of common shares	-	-	-	-	-	-	-	-	(89,000)	(45)	-	-	-	-	(45)
Net loss for 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,749,444)	(1,749,444)

Balance, December 31, 2000	8,824	$9	71,429	$71	-	$-	-	$-	4,836,763	$2,420	$(175,000)	$4,234,460	$907,320	$(4,668,871)	$300,409

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2008

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Captial- Common	Captial- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2000	8,824	$9	71,429	$71	-	$-	-	$-	4,836,763	$2,420	$(175,000)	$4,234,460	$907,320	$(4,668,871)	$300,409
Exercise of options	-	-	-	-	-	-	-	-	360,394	180	-	413,483	-	-	413,663
Issuance of common stock for services	-	-	-	-	-	-	-	-	100,000	50	-	255,450	-	-	255,500
Issuance of preferred stock for cash	-	-	113,715	114	95,123	95	-	-	-	-	-	-	1,841,392	-	1,841,601
Valuation of beneficial conversion
feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	331,636	(331,636)	-
Valuation of beneficial conversion
feature on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	-	282,233	(282,233)	-
Conversion of preferred
stock and accrued dividends into common shares	(8,824)	(9)	(113,715)	(114)	-	-	-	-	330,327	165	-	1,081,316	(1,069,887)		11,471
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(63,397)		(63,397)
Issuance of common stock
options for services	-	-	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	140,000	-	-	-	140,000
Net loss for 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,968,471)	(1,968,471)

Balance, December 31, 2001	-	$-	71,429	$71	95,123	$95	-	$-	5,627,484	$2,815	$(35,000)	$6,004,709	$2,229,297	$(7,251,211)	$950,776

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2008

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Captial- Common	Captial- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2001	-	$-	71,429	$71	95,123	$95	-	$-	5,627,484	$2,815	$(35,000)	$6,004,709	$2,229,297	$(7,251,211)	$950,776
Exercise of options	-	-	-	-	-	-	-	-	282,480	140	-	317,650	-	-	317,790
Conversion of preferred
stock and accrued dividends into common shares	-	-	(71,429)	(71)	(18,576)	(19)	-	-	241,627	120	-	790,205	(783,495)	-	6,740
Valuation of beneficial
conversion feature on Series C & D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	1,122,521	(1,122,521)	-
Cancellations of shares	-	-	-	-			-	-	(535,933)	(268)	-	(199,732)	-	-	(200,000)
Issuance of preferred stock for cash	-	-	-	-	264,657	265	110,627	111	-	-	-		3,367,233	-	3,367,609
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	35,000	-	-	-	35,000
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(122,861)		(122,861)
Purchase of Med Enclosure Stock	-	-	-	-	-	-	-	-	10,000	5	-	53,495	-	-	53,500
Net loss for 2002	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,460,574)	(3,460,574)
Balance, December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2008

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2008

	Preferred Stock						Common Stock					Deficit
	Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$ 288	629,109	$ 629	-	$ -	9,124,499	$ 4,562	$ -	$ 20,438,782	$ 10,008,612	$(31,942,866)	$ (1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of
preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of
beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock for cash	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	$ 288	624,283	$ 624	551,703	$ 552	9,286,694	$ 4,643	$ -	$ 29,144,025	$ 15,096,629	$(45,534,516)	$ (1,287,755)

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year ended December 31,			Cumulative from inception (April 11, 1996) to December 31,
	2008	2007	2006	2008
Cash flows from operating activities:
Net loss	$(11,131,691)	$(2,435,774)	$(2,811,855)	$(38,743,862)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	45,936	45,936	46,471	319,113
Contribution of officer's salary/expenses paid by officer	344,966	-	61,252	486,218
Issuance of common stock and options for services	8,015,747	1,446,355	1,148,635	16,827,284
Issuance of preferred stock for services	30,000	-	-	30,000
Changes in operating assets and liabilities
Decrease (increase) in other assets	727,035	(420,392)	(396,345)	(58,643)
Increase (decrease) in accounts and other payable	144,789	(104,332)	86,751	168,965
(Decrease) increase in accrued expenses	(196,815)	314,531	111,111	462,302
Net cash used by operating activities	(2,020,033)	(1,153,676)	(1,753,980)	(20,508,623)

Cash flows from investing activities:
Purchase of patent	-	-	-	(114,795)
Redemption of cash surrender value of life insurance	-	790,910	-	790,910
Increase in cash surrender value of life insurance	-	(92,027)	(235,101)	(790,910)
Capital expenditures	-	-	-	(148,016)
Net cash provided (used) by investing activities	-	698,883	(235,101)	(262,811)

Cash flows from financing activities:
Proceeds from shareholder notes	-	444,050	-	517,200
Payments on note payable to shareholder	-	(99,017)	-	(102,017)
Exercise of options and warrants	-	75,000	303,500	4,853,421
Issuance of preferred stock	3,280,220	-	-	16,273,512
Issuance of common stock	-	-	-	915,200
Dividends	-	-	-	(5,051)
Cancellation of common stock	-	-	-	(200,325)
Net cash provided by financing activities	3,280,220	420,033	303,500	22,251,940

Net increase (decrease) in cash	1,260,187	(34,760)	(1,685,581)	1,480,506
Cash, beginning of period	220,319	255,079	1,940,660	-
Cash, end of period	$1,480,506	$220,319	$255,079	$1,480,506

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,			Cumulative from inception (April 11, 1996) to December 31,
	2008	2007	2006	2008

Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$-	$150
Debt to equity conversion	$289,448	$55,585	$-	$422,033
Acquisition of minority interest	$-	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$-	$(40,000)
Preferred dividends accrued	$637,465	$434,044	$430,176	$2,480,927
Conversion of preferred stock and preferred dividends paid through issuance of common stock	$55,163	$333,685	$48,911	$528,115
Acquisition of Med Enclosures for note payable	$-	$-	$-	$250,000
Acquisition of patent paid by issuance of common stock	$-	$-	$-	$288,708
Settlement of lawsuit by issuance of common stock	$-	$-	$-	$200,000
Valuation of beneficial conversion features	$2,459,959	$-	$-	$6,790,654
Issuance of promissory note against cash surrender value of life insurance to satisfy insurance premium	$-	$(166,928)	$166,928	$-

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1.        Organization and summary of significant accounting policies

Organization
CPC of America, Inc., a Nevada corporation (“CPC” or the “Company”), was formed on April 11, 1996 and is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting research and development activities.

Nature of Operations
CPC aims to design, develop and commercialize innovative medical devices that deliver improved therapeutic options for vascular closure and enhance the quality of patient care in endovascular procedures.

Current efforts focus on developing MedCloseTM, an investigational-stage vascular closure system (VCS) that is intended to rapidly seal the femoral arterial puncture site following diagnostic or interventional catheterization procedures.

Liquidity and management’s plans
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of ($11,131,691) during the year ended December 31, 2008. Also, the Company had a cash balance of $1,480,506, a working capital deficit of ($1,565,026) and a stockholders’ deficit of ($1,287,755) at December 31, 2008.

The Company will require a minimum of $2.5 million of additional working capital in order to fund its proposed operations over the next 12 months, assuming that Series C and D shareholders do not make requests for a substantial amount of dividend payments in cash.  In the event the Company receives substantial requests for dividend payments in cash or encounter a material amount of unexpected expenses, additional working capital in excess of $2.5 million may be required.  The Company has historically been able to issue shares or stock options to pay for operating expenses; however, there can be no guarantees the Company can issue shares or options at favorable terms in the future.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1.           Organization and summary of significant accounting policies (continued)

Liquidity and management’s plans (continued)
Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.  Management expects to monitor and control the Company’s operating costs until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these plans.  The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  At December 31, 2008, the only active subsidiary is Med Enclosures, LLC (“MED”).

Cash and equivalents, short-term investments and other cash flow statement supplemental information
The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash equivalents with high credit quality financial institutions.  Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, and amounts at brokerage affiliates of the banks are insured by the Secrities Investor Protection Corporation (SIPC) up to $500,000.  At December 31, 2008, the company had approximately $800,000 of balances which were in excess of insured limits.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

No income taxes have been paid since inception.  Payments of $8,954 for interest have been made since inception; none in 2006, 2007 or 2008.

Patents and trademarks
Patents and trademarks are stated at cost and amortized using the straight line method over their economic useful life, which is estimated at fifteen years.  Amortization expense was $45,936 in 2008, 2007 and 2006.

Equipment
Depreciation expense is provided over the estimated useful life of 5 years using straight line and accelerated methods.  All remaining equipment was disposed of in 2007.  Depreciation expense was $535 in 2006.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1.        Organization and summary of significant accounting policies (continued)

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassifications
Certain items in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.

Intangibles and long-lived assets
Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.  As of December 31, 2008, the Company expects these assets to be fully recoverable.

Patents	2008	2007	2006

Gross carrying amount	$557,500	$557,500	$557,500
Accumulated amortization	$281,333	$235,813	$190,293
Amortization expense	$45,520	$45,520	$45,520
Trademark
Gross carrying amount	$6,232	$6,232	$6,232
Accumulated amortization	$5,128	$4,712	$4,296
Amortization expense	$416	$416	$416

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

Research and development costs
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2, Accounting for Research and Development Costs.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1.         Organization and summary of significant accounting policies (continued)

Basic and diluted net loss per share
Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share (“SFAS 128”).  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For 2008, 2007, and 2006 all common stock equivalents were anti-dilutive.

Share-based payments
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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2007 and 2006 also includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, our forfeitures were expected to be 50% on grants after April 2008 and zero prior to that time.

Total share-based compensation expenses recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 were $7,712,616, $23,063 and $264,297, respectively, and are included in general and administrative expenses.  The incremental share-based compensation caused our net loss to increase by the same amounts.  Basic and diluted loss per share caused loss per share to increase by $.83, $.00 and $.03 in the years ended December 31, 2008, 2007 and 2006, respectively.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1.        Organization and summary of significant accounting policies (continued)

Share-based payments (continued)
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2006
Risk free interest rate	2.5% - 2.875%	4.625%
Volatility	66% - 68%	49%
Term	5 years	3 years
Expected dividend yield	none	none

Since we have a net operating loss carryforward as of December 31, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2008, 2007 and 2006.

Recent accounting pronouncements
In February 2007, the FASB issued SFAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company has implemented this statement in the current fiscal year and there is no material effect.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

 2.       Shareholders’ equity (deficit)

Series A Preferred stock
In November 1998, the Company commenced the private placement sale of Series A preferred stock at $8.50 per share.  The Company sold 79,293 shares for proceeds of $674,000.  The Series A Preferred stock had no voting rights but had a 5% annual dividend payable in cash or common stock and had a conversion price of $4.70 per share.  On December 31, 1999, a dividend of $25,725 was paid by issuing 5,474 shares of the Company’s common stock. During 2000 and 2001 all 79,923 Series A shares and related accrued dividends of $1,563 were converted into 143,737 common shares.  Additional accrued dividends of $3,750 were paid in cash during 2001.

Series B Preferred stock
In April 2000, the Company commenced the private placement sale of Series B preferred stock at $8.75 per share.  The Company sold 185,144 shares for proceeds of $1,620,010.  The Company recorded a beneficial conversion feature totaling $208,125 in 2000 and $331,636 in 2001 at the date of issuance. The Series B Preferred stock had no voting rights but had a 5% annual dividend payable in cash or common stock and was convertible into common stock at a conversion price of $3.20 per share.  During 2001 and 2002 all 185,144 Series B shares and related accrued dividends of $9,908 were converted into 509,350 common shares.  Additional accrued dividends of $53,125 were paid in cash during 2002.

Series C Preferred stock
In October 2001, the Company commenced the private placement sale of Series C preferred stock at $8.90 per share.  The Company sold 359,780 shares for proceeds of $3,202,042.  The Company recorded a beneficial conversion feature totaling $1,067,337 at the date of issuance.  The Series C Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock.  Each Series C share was convertible into one common share until June 30, 2002, when the conversion price was adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement.  At June 30, 2002, the conversion price was adjusted to $3.57 per share.  Accrued dividends of $862,932 on the 288,575 shares outstanding at December 31, 2008 remain unpaid.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.        Shareholders’ equity (deficit) (continued)

Series D Preferred stock
In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share.  The Company sold 819,336 shares for proceeds of $7,496,924.  The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock.  Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share.  Accrued dividends of $1,631,250 on the 624,283 outstanding shares remain unpaid at December 31, 2008.

Conversions of Series C and Series D Preferred stock have occurred as follows:

	# of		# of		# of
	Series C	Accrued	Series D	Accrued	Common
	Shares	Dividends	Shares	Dividends	Shares
Year	Converted	Converted	Converted	Converted	Issued
2002	18,576	$6,625	-	$-	46,314
2003	26,786	$18,071	-	$-	73,800
2004	11,236	$11,758	27,873	$16,706	70,918
2005	6,180	$9,500	106,922	$107,823	176,405
2006	5,618	$9,520	28,418	$39,390	60,219
2007	2,809	$7,137	27,014	$54,000	52,964
2008	-	$-	4,826	$11,013	8,045
Totals	71,205	$62,611	195,053	$228,932	488,665

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.          Shareholders’ equity (deficit) (continued)

Series E Preferred stock
In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share.  The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price would have been adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price would not have been adjusted to an amount below $13.00 per share.  At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price was adjusted to the lower of $4.50 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  The conversion price on August 31 was $4.50 per share.  The board of directors subsequently adjusted the conversion to $3.92 to be effective December 31, 2008.  During the year ended December 31, 2008, the Company issued 546,703 shares of Series E preferred shares for cash proceeds of $3,280,220, and another 5,000 shares in payment of $30,000 of the CFO’s salary.  A beneficial conversion feature totaling $2,459,959 has been recorded in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company recognized and measured the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.  As of December 31, 2008, the outstanding number of shares of Series E Preferred Stock was 551,703 and the amount of accrued dividends was $221,402.

Common stock
See discussion above for common share issuances upon conversion of preferred shares. Also, see discussion below for issuance of common shares upon exercise of stock options.

In January 2005, the company purchased the final 7.7% of MED for 4,000 common shares valued at $154,000.

In October 2002, the Company purchased an additional 7% interest in MED for 10,000 common shares valued at $53,500.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.        Shareholders’ equity (deficit) (continued)

Common stock (continued)
In 2001, a total of 75,000 common shares were issued to the Company’s directors and an additional 25,000 common shares were issued to the Company’s strategic consultant.

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

In March 1997, the Company commenced the private placement sale of 35 units at $29,000 per unit.  Each unit consisted of 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock exercisable at $1.75 per share from February 10, 1999 until December 31, 2000.  The Company sold 34 units, including 3 units in conversion of a note payable.  An investor converted a note with a balance of $70,000 and related accrued interest of $7,000 into three units, and the Company received $10,000 cash for the balance.  No value was allocated to the warrants because the exercise price was above market price at the time of issuance. During 1999, warrants to purchase 209,490 common shares were exercised and at December 31, 2000 the remaining balance of warrants expired.

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

As December 31, 2008 and 2007, the number of shares of common stock issued and outstanding was 9,286,694 and 9,124,499, respectively.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.        Shareholders’ equity (deficit) (continued)

Stock options
The Company has granted options to purchase its common stock.  The option prices at the time of grant were at or above the fair value of the Company’s common stock.  The following information applies to all options outstanding at December 31, 2008:

Exercise Price	Options Outstanding	Average Remaining Life (years)	Weighted Average Exercise price	Number exercisable	Weighted average exercise price
$4.45	100,000	4.75	$4.45	100,000	$4.45
$5.05	100,000	4.11	$5.05	100,000	$5.05
$7.90	3,152,505	4.33	$7.90	3,152,505	$7.90
$29.12	275,000	1.75	$29.12	275,000	$29.12
$30.00	150,000	1.75	$30.00	150,000	$30.00

The following information applies to employee options outstanding at December 31, 2008:

Exercise Price	Options Outstanding	Average Remaining Life (years)	Weighted Average Exercise price	Number exercisable	Weighted average exercise price
$4.45	50,000	4.75	$4.45	50,000	$4.45
$7.90	1,569,194	4.33	$7.90	1,569,194	$7.90

A summary of stock option activity since inception follows:

	Number of	Exercise
	Options	Price	Expiration
Inception (April 11, 1996)	-	-	-
Granted	4,420,000	$1.125 - 1.25	1997 - 2006
Outstanding at December 31, 1996	4,420,000	$1.125 - 1.25	1997 - 2006
Exercised	(26,666)	$1.125
Expired	(200,000)	$1.18
Outstanding at December 31, 1997	4,193,334	$1.125 - 1.25	2006
Granted	4,152,000	$1.25 - 9.00	2008
Exercised	(57,000)	$1.125 - 2.50
Canceled	(1,173,334)	$1.125
Outstanding at December 31, 1998	7,115,000	$1.125 - 9.00	2003 - 2008

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.        Shareholders’ equity (deficit) (continued)

Stock options (continued)

	Number of	Exercise
	Options	Price	Expiration
Outstanding at December 31, 1998	7,115,000	$1.125 - 9.00	2003 - 2008

Granted	25,000	$5.50	2004
Exercised	(146,904)	$1.125 - 2.50
Canceled	(490,000)	$1.125
Outstanding at December 31, 1999	6,503,096	$1.125 - 9.00	2003 - 2008

Granted	175,000	$5.00 - $5.75
Exercised	(223,832)	$1.125 - 2.50
Outstanding at December 31, 2000	6,454,264	$1.125 - 9.00	2003 - 2008

Granted	15,800	$2.50	2004
Exercised	(360,394)	$1.125 - 2.50
Outstanding at December 31, 2001	6,109,670	$1.125 - 9.00	2003 - 2008

Exercised	(282,480)	$1.125
Canceled	(100,000)	$5.50
Outstanding at December 31, 2002	5,727,190	$1.125 - 9.00	2003 - 2008
Exercised	(775,117)	$1.125 - 9.00
Canceled	(10,000)	$8.00
Outstanding at December 31, 2003	4,942,073	$1.125 - 5.75	2004 - 2008
Granted	550,000	$29.12	2009
Exercised	(460,775)	$1.125 - 5.75
Outstanding at December 31, 2004	5,031,298	$1.125 - 29.12	2006 - 2009
Exercised	(470,393)	$1.125 - 2.50
Outstanding at December 31, 2005	4,560,905	$1.125 - 29.12	2006 - 2009
Granted	200,000	$30.00	2009
Exercised	(732,699)	$1.125 - 2.50
Outstanding at December 31, 2006	4,028,206	$2.50 - 30.00	2008 - 2009
Exercised	(621,551)	$2.50	2008
Outstanding at December 31, 2007	3,406,655	$2.50 - 30.00	2008 - 2009
Granted	3,390,876	$4.45 - 7.90	2013
Exercised	(154,150)	$2.50 - 7.90	2008 - 2013
Canceled/Expired	(2,865,876)	$2.50 - 30.00	2008 - 2009
Outstanding at December 31, 2008	3,777,505	$4.45 - 30.00	2009 - 2013

Exercisable at December 31, 2008	3,777,505	$4.45 - 30.00	2009 - 2013

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.        Shareholders’ equity (deficit) (continued)

Stock options (continued)
The aggregate intrinsic value was zero on all outstanding options at December 31, 2008, since the Company’s stock was trading at a lower value than any of the options granted.  At December 31, 2008, all compensation costs have been recognized and all remaining options are vested.

In February 2008, 100,000 options were granted: 50,000 to each of the two outside board members at an exercise price of $5.05 for services performed.  The options vest immediately and expire on February 11, 2013.  In April 2008, 3,190,876 options were granted: 1,607,565 to the Company’s CEO and 1,583,311 to the Company’s strategic consultant at an exercise price of $7.90 for services performed.  The options vest immediately and expire on April 24, 2013.  In October 2008, 100,000 options were granted: 50,000 to each of the two board members appointed to the board in 2008 at an exercise price of $4.45 for services performed.  The options vest immediately and expire on October 8, 2013.  The fair value of these options was determined to be $7,712,616, which was included in general and administrative expenses in the accompanying 2008 statement of operations.

In October 2006, 200,000 options were granted: 50,000 to each of the three board members and 50,000 to the Company’s strategic consultant at an exercise price of $30.00 for services performed.  The options vest immediately and expire on October 12, 2009. The fair value of these options was determined to be $204,237, which was included in general and administrative expenses in the accompanying 2006 statement of operations. In May 2008, the Company’s CEO (one of the board members mentioned above) cancelled his 50,000 options.

In October 2004, 275,000 options were granted to a consultant at an exercise price of $29.12 for services performed.  The options vest immediately and expire on October 11, 2009.  The fair value of these options was calculated using the Black-Scholes option pricing model and was determined to be $3,117,034, which was included in the accompanying 2004 statement of operations.  In May 2008, the Company’s CEO (one of the board members mentioned above) cancelled his 275,000 options.

Also in October 2004, 275,000 options were granted to the Company’s only employee at an exercise price of $29.12 for services performed.  The options vest immediately and expire on October 11, 2009.  The fair value of these options was calculated as the difference between the exercise price and $34.25, the selling price of Company’s stock at the grant date.  A total expense of $1,410,750 is included in the accompanying 2004 statement of operations.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.        Shareholders’ equity (deficit) (continued)

Stock options (continued)
In April 2001, 15,800 options were granted to a consultant at an exercise price of $2.50 for services performed. The fair value of these options was calculated using the Black-Scholes option-pricing model and was determined to be $20,000.

During 2000, 175,000 options were granted to two consultants at exercise prices of $5.00 and $5.75.  The fair value of these options was calculated using the Black-Scholes option pricing model and was determined to be $280,000.  The services provided by these consultants were to be performed over two years.  The cost of $280,000 is being amortized over two years.  During 2002 and 2001, $35,000 and $140,000 were charged to expense and recorded in the statement of operations, respectively.  In 2002, 100,000 of these options were cancelled due to non-performance.  The fair value of the options issued to non-employees during 1999 and 1998 was determined to be minimal.

Of the $592,579 in options exercised during 2008, $289,448 was in lieu of a cash repayment of debt from the Company’s CEO, which is included in the caption “debt to equity conversion” in the statement of cash flows.  In addition, the CEO elected not to receive cash for a portion of the compensation from his employment contract; instead he exercised options in the amount of $303,131.

Of the $1,553,877 in options exercised during 2007, the Company received $75,000 in cash and the other exercises were in exchange for services and expenses as follows:  consulting services for the Company’s strategic consultant totaling $1,379,876 (of which $689,938 is prepaid), rent from the same consultant totaling $25,940 (of which $14,280 is prepaid), expenses paid by the consultant in the amount of $17,476 and a loan payment of $55,585 to the Company’s only employee.  The consultant elected not to receive cash for the consulting services, rent and expenses but exercised options totaling $1,423,292.  The $1,423,292 of total non-cash exercises of option is included in the line item “issuance of common stock and options for services” in the statement of cash flows.  Similarly, the Company’s only employee elected not to receive cash for part of his loan repayment, but exercised options in the amount of $55,585, which is included in the caption “debt to equity conversion” in the statement of cash flows.

Of the $1,187,838 in options exercised during 2006, the Company received $303,500 in cash and the other exercises were in exchange for compensation to the Company’s only employee, and consulting services for the Company’s strategic consultant totaling $884,338.  Compensation was recorded according to an employment contract and the employee elected not to receive cash for his net pay, but to exercise options in the amount of $302,126.  Similarly, the consultant elected not to receive cash for $582,212 of services, but exercised options in that amount.  The $884,338 of total non-cash exercises of option is included in the line item “issuance of common stock and options for services” in the statement of cash flows.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

3.        Cash value of life insurance

The Company was the owner and beneficiary of a $5 million “key-person” life insurance policy on its CEO.  Premiums paid on the policy totaled $323,798 in 2006, 2005 and 2004.  In November 2007, the Company cashed in the insurance policy, repaid a loan of $161,899 against the policy from the cash surrender value, and the remaining $790,910 was remitted to the Company.

4.        Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  At December 31, 2008 the Company has an estimated net operating loss carryforward for federal tax purposes of $26,000,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2029. The Company had deferred tax assets of approximately $9,100,000, $7,900,000, and $7,000,000 at December 31, 2008, 2007 and 2006, respectively, relating to its net operating loss.  A 100% valuation allowance, which increased by $1,200,000 in 2008 and $900,000 in 2007, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

5.       Commitments and contingencies

Consulting agreements
In January 1997, the Company entered into a consulting agreement with its strategic consultant, a related party, for five years at $5,000 per month.  The agreement was amended in November 1997 to increase the fees to $8,000 per month, in April 1998 to increase the fees to $10,000 per month and extend the term of the agreement for an additional five years and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year.  Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001.  In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000.  For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options valued at $3,117,034 (see note 2).  The agreement was amended again in 2005 to provide for annual increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to $698,934 effective as of January 1, 2007.  The 2005 amendment also requires the consultant to be personally responsible for travel, entertainment or other business expenses incurred by the consultant in connection with the performance of his duties on behalf of the Company. The agreement expires on April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.  In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were also granted under the April 1998 amendment.  The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The unexercised options of 1,258,565 expired on April 22, 2008.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

5.       Commitments and contingencies (continued)

Consulting agreements (continued)
Subsequent to year end the strategic consultant notified the Company that it would not seek to renew the consulting contract.  The Company does not expect the non-renewal of this contract to have an adverse affect on its efforts to develop the MedClose device.

Employment agreement - CEO
In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provides for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company.  The agreement was amended in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year.  Base monthly compensation was $18,333 in 2001 and $19,250 in 2002.  In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000.  For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options (see note 2). The agreement was amended again in 2005 to provide for annual increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to $698,934 effective as of January 1, 2007.  The 2005 amendment also requires the CEO to be personally responsible for travel, entertainment or other business expenses incurred by the CEO in connection with the performance of his duties on behalf of the Company.  The agreement expires on April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.

In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were granted under the April 1998 agreement.  The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date.  The unexercised options of 1,282,565 expired on April 22, 2008.

Employment agreement - CFO
Effective July 1, 2008, the Company entered into a three year employment agreement with its CFO.  The agreement provides for a base salary of $5,000 per month beginning July 2008.  In addition the Company shall issue to the CFO 30,000 shares of the Company’s Series E Preferred Stock to vest ratably over the term of the agreement.  The agreement also requires the CFO to be personally responsible for travel, entertainment or other business expenses incurred by the CFO in connection with the performance of her duties on behalf of the Company.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

5.       Commitments and contingencies (continued)

Royalty agreements
In July 2000, the Company entered into royalty agreements with its CEO and its strategic consultant granting each of them royalties equal to .75% on net sales of certain MED products as defined.  In July 2001, these agreements were amended to increase the royalties to 1.5% of net sales of certain MED products as defined.  In October 2004, the agreements were amended again.  Pursuant to that amendment, in the event of a change in control of either MED or CPC of America, MED will be obligated to pay the CEO and the strategic consultant each minimum royalty payments of $4,000,000 per year.  On May 13, 2008, the Company’s CEO and its strategic consultant cancelled these royalty agreements.

Office lease
The Company leases its office space under a one-year lease at $1,190 per month from a related party.  The lease expired November 30, 2005 and is now on a month-to-month basis.  Actual rent expense was $14,280 in 2008 and 2007, and $12,380 in 2006.

6.       Related party transactions

The Company has a consulting agreement with its strategic consultant, a related party (see note 5).  The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company’s proprietary intellectual properties and for office rent.  The Company incurred expenses under these agreements as follows:

	Year ended December 31,			Cumulative
	2008	2007	2006	from inception

Research and development:
Consulting	$551,948	$551,948	$501,769	$6,135,986
Expense reimbursement	-	-	-	152,001
Engineering development	-	14,946	-	3,554,877
Total R&D to related parties	551,948	566,894	501,769	9,842,864

General and administrative:
Consulting	137,989	127,992	125,443	1,510,504
Rent	14,280	14,280	12,380	98,240
Expense reimbursements	-	2,529	-	113,789
	152,269	144,801	137,823	1,722,533

Total expenses to related parties	$704,217	$711,695	$639,592	$11,565,397

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

7.       Selected quarterly data (unaudited)

	Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31

2007
Net revenues	$-	$-	$-		$-
Gross profit	-	-	-		-
Loss from operations	702,817	536,821	499,181		791,478
Net loss	$680,126	$467,347	$499,007		$789,294
Basic and diluted loss per share	$0.08	$0.07	$0.07		$0.11

2008
Net revenues	$-	$-	$-		$-
Gross profit	-	-	-		-
Loss from operations	1,125,324	863,646	8,296,595		870,160
Net loss	$1,118,046	$855,626	$8,288,914		$869,105
Basic and diluted loss per share	$0.18	$0.26	$0.94	4	0.16

8.       Subsequent events

On March 8, 2008, the Company entered into a Product Development Agreement with Dr. Olexander Hnojewyj to assist in the development of proprietary synthetic sealants to be used with MedClose.  The development agreement provides for an hourly rate for services plus issuance of the Company’s common shares to Dr. Hnojewyj upon reaching the following milestones:

•	$225,000 shares of common stock upon the first U.S. patent application in connection with a synthetic sealant to be used in arterial and venous closure;
•	$125,000 shares of common stock for each subsequent U.S. patent application in connection with a synthetic sealant to be used in arterial and venous closure;
•	$125,000 shares of common stock for each U.S. patent application in connection with a synthetic sealant to be used in biopsy closures, spinal repair, and adhesion barrier in all surgeries;
•	$125,000 shares of common stock upon the issuance of each patent (Peg Patent) with respect to the patent applications mentioned above; and
•	Upon receipt of revenue by the Company from the sale or licensing of products or technology underlying each PEG Patent in each Country, $25,000 of common stock for each Country.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

9.       Restatement of quarterly data (unaudited)

The Company is restating its quarterly information for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 to correct the accounting for its beneficial conversion feature on its Series E Preferred Stock.  The Company had not properly applied FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.

	Quarter			Year to Date
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Quarter ended March 31, 2008
Balance sheet:
APIC - preferred stock				$12,067,167	$(460,855)	$11,606,312
Accumulated deficit				(33,362,981)	460,855	(32,902,126)
Statement of operations:
Basic and diluted loss per share	$(0.11)	$(0.01)	$(0.12)	$(0.11)	$(0.01)	$(0.12)
Quarter ended June 30, 2008
Balance sheet:
APIC - preferred stock				$12,489,863	$(407,271)	$12,082,592
Accumulated deficit				(41,859,558)	407,271	(41,452,287)
Statement of operations:
Basic and diluted loss per share	$(0.94)	$-	$(0.94)	$(1.10)	$0.04	$(1.06)
Quarter ended Sept. 30, 2008
Balance sheet:
APIC - preferred stock				$13,885,443	$626,707	$14,512,150
Accumulated deficit				(43,049,918)	(626,707)	(43,676,625)
Statement of operations:
Basic and diluted loss per share	$(0.15)	$(0.11)	$(0.26)	$(1.25)	$(0.07)	$(1.32)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our independent registered accountants, Cacciamatta Accountancy Corp., have audited this assessment of our internal control over financial reporting and their report is included in this Item 9A.

During the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation Of Disclosure Controls And Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of our chief executive officer and chief financial officer, as required by the rules of the SEC. Our chief executive officer and chief financial officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures were effective as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
CPC of America, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing above, that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CPC of America, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that CPC of America, Inc. maintained effective internal control over financial reporting as of December 31, 2008, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CPC of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of CPC of America, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of CPC of America, Inc. Our report dated March 9, 2009 expressed an unqualified opinion noting, as discussed in Note 1 to the financial statements, that the Company has a net capital deficiency at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Santa Ana, California
March 9, 2009

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Except as set forth below, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Ratification of Independent Registered Public Accounting Firm,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation,” “Certain Relationships and Related Transactions With The Company” and “Section 16(a) Beneficial Ownership Reporting Companies” in CPC of America, Inc.’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Except as set forth below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our executive offices at 5348 Vegas Drive, #89, Las Vegas, Nevada 89108; Attention: Investor Relations.

ITEM 11.   EXECUTIVE COMPENSATION

Except as provided below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Registrant’s Purchases of Equity Securities” above in this annual report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of Financial Statements.

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed

(b)  Index to Exhibits

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of Articles of Incorporation (2)

3.3	Bylaws of the Company (1)

4.1	Specimen of Common Stock Certificate (1)

4.2	Certificate of Designations of the Company's Series A Preferred Stock (5)

4.3	Certificate of Designations of the Company's Series B Preferred Stock (8)

4.4	Certificate of Designations of the Company's Series C Preferred Stock (8)

4.5	Certificate of Designations of the Company's Series D Preferred Stock (10)

4.6	Certificate of Designations of the Company's Series E Preferred Stock (15)

10.1	Consulting Agreement between the Company and CTM Group, Inc (1)

10.2	Stock Purchase Agreement between the Company and DSDS Group, Inc. dated July 25, 1997 (1)

10.3	Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (3)

10.4	Operating Agreement dated August 21, 1998 between the Company and Partner Provider Health, Inc. (2)

10.5	Consulting Agreement dated April 23, 1998 between the Company and CTM Consulting Group, Inc. (3)

10.6	Agreement dated November 17, 1998 between the Company and Automated Specialties Enterprises, Inc. (4)

10.7	Agreement dated November 17, 1998 between the Company and Metropolitan Health Services, Inc. (4)

10.8	Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (5)

10.9	Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (5)

10.10	Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999 (6)

10.11	Amended and Restated Operating Agreement for Med Enclosures LLC (7)

10.12	Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and Rod A. Shipman (7)

10.13	Royalty Agreement dated July 28, 2000 between Med Enclosures LLC and CTM Group, Inc. (7)

10.14	Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and Rod A. Shipman (8)

10.15	Amendment No. 1 dated July 13, 2001 to Royalty Agreement between Med Enclosure LLC and CTM Group, Inc. (8)

10.16	Product Development Services Agreement between BioMed Research, Inc. and Med Enclosure LLC (9)

10.17	Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the Company (10)

10.18	Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and CTM Group, Inc. (10)

10.19	Amendment No. 2 to Royalty Agreement dated October 29, 2002 between Med Enclosure, LLC and Rod A. Shipman (10)

10.20	Royalty Agreement dated October 29, 2002 between MED Close Corp. and CTM Group, Inc. (10)

10.21	Royalty Agreement dated October 29, 2002 between MED Close Corp. and Rod A. Shipman (10)

10.22	Agreement dated October 29, 2002 between Med Close Corp. and Med Enclosure LLC (10)

10.23	Amendment No. 2 dated January 1, 2003 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (11)

10.24	Amendment No. 2 dated January 1, 2003 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc. (11)

10.25	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and Rod A. Shipman (12)

10.26	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and CTM Group, Inc. (12)

10.27	Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (13)

10.28	Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (13)

10.29	Amendment No. 3 dated May 31, 2005 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (14)

10.30	Amendment No. 3 dated May 31, 2005 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc. (14)

10.31	Employment Agreement dated February 4, 2009 between the Company and Marcia J. Hein (16)

10.32	Product Development Agreement dated March 9, 2009 between the Company and Olex Hnojewyj (17)

10.33	Product Development Services Agreement - Second Amendment dated June 2, 2006 between Med Enclosures, LLC and BioMed Research, Inc.

21.1	List of Subsidiaries (14)

23.1	Consent of Independent Certified Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

(1)	Previously filed as part of the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 20, 1998.

(2)	Previously filed as part of the Company's registration statement on Form 10-SB/A filed with the Securities and Exchange Commission on August 14, 1998.

(3)	Previously filed as part of the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on July 14, 1998.

(4)	Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and ExchangeCommission on March 31, 1999.

(5)	Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999.

(6)	Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999 filed with the Securities and Exchange Commission on August 9, 1999.

(7)	Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001.

(8)	Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 11, 2001.

(9)	Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

(10)	Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 19, 2002.

(11)	Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

(12)	Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(13)	Previously filed as part of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005.

(14)	Previously filed as part of the Company's annual report on Form 10-K for the year ended December 31, 2005.

(15)	Previously filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(16)	Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009.

(17)	Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2009.

(c)  Financial Statement Schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC OF AMERICA, INC.

Date: March 13, 2009
By: /s/ Rod A. Shipman
Rod A. Shipman, President,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rod A. Shipman Rod A. Shipman	Chairman of the Board, President and Chief Executive officer	March 13, 2009

/s/ Marcia J. Hein Marcia J. Hein	Chief Financial Officer, Treasurer and Director	March 13, 2009

/s/ Rafe Cohen Rafe Cohen	Director	March 13, 2009

/s/ William Lievense William Lievense	Director	March 13, 2009

/s/ Ronald P. Cenko Ronald P. Cenko	Director	March 13, 2009