Form 10-Q/A
period 2008-03-31
CPC OF AMERICA INC
filed 2009-03-24
CIK 1042728

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

         This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") is being filed to effect a restatement of the previously issued unaudited condensed consolidated financial statements of CPC of America, Inc. (either the "Company," "we" or "our") as of and for the three months ended March 31, 2008 included in the Company's quarterly report on Form 10-Q filed with the SEC on May 6, 2008 ("Original Form 10-Q"). The Company is restating its previously issued unaudited condensed consolidated financial statements for the first quarter of 2008 to correct an error that resulted from the inadvertent failure to properly record the beneficial conversion feature on the Company's convertible preferred stock in accordance with EITF 98-5 and EITF 00-27. For further discussion regarding the restatements to the unaudited condensed consolidated financial statements for the first quarter of 2008, see note 1 to the unaudited condensed consolidated financial statements, included in Item 1 of this Amendment No. 1.

         This Amendment No. 1 amends and restates Item 1 of Part I of the Original Form 10-Q to reflect the effects of the restatements. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2 and 32.1. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in the Original Form 10-Q, and do not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

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

                                       CPC OF AMERICA, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                                      (Restated)
                                                                                       March 31,      December 31,
                                                                                         2008             2007
                                                                                      ------------    ------------
                                   ASSETS

Current assets
  Cash and equivalents                                                                $  1,504,530    $    220,319
  Prepaid expenses                                                                         691,704         839,451
                                                                                      ------------    ------------

Total current assets                                                                     2,196,234       1,059,770

Patents, net of accumulated amortization                                                   310,307         321,687
Trademarks, net of accumulated amortization                                                  1,416           1,520
                                                                                      ------------    ------------

TOTAL ASSETS                                                                          $  2,507,957    $  1,382,977
                                                                                      ============    ============

                     LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
  Loans from officer                                                                  $         --    $    289,448
  Accounts payable                                                                          77,558          23,000
  Accrued payroll                                                                          468,451         471,390
  Accrued dividends payable                                                              2,203,408       2,089,132
                                                                                      ------------    ------------

Total current liabilities                                                                2,749,417       2,872,970
                                                                                      ------------    ------------

Shareholders' deficit
  Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
     Series C - 288,575 and 288,575 shares issued and outstanding at March 31, 2008
       and December 31, 2007, respectively                                                     288             288
     Series D - 626,376 and 629,109 shares issued and outstanding at March 31, 2008
       and December 31, 2007, respectively                                                     626             629
    Series E - 275,505 and 0 shares issued and outstanding at March 31, 2008
       and December 31, 2007, respectively                                                     276              --
  Common stock, 20,000,000 shares authorized, $.0005 par value, 9,244,788 and
     9,124,499 shares issued and outstanding at March 31, 2008 and December 31,
     2007, respectively                                                                      4,622           4,562
  Additional paid in capital - preferred                                                11,606,312      10,008,612
  Additional paid in capital - common                                                   21,048,542      20,438,782
  Deficit accumulated during the development stage                                     (32,902,126)    (31,942,866)
                                                                                      ------------    ------------

Total shareholders' deficit                                                               (241,460)     (1,489,993)
                                                                                      ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT                                             $  2,507,957    $  1,382,977
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


                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                                 Cumulative
                                                                    Three Months Ended        from inception
                                                                        March 31,             (April 11, 1996)
                                                                ----------------------------    to March 31,
                                                                   2008            2007            2008
                                                                 (restated)
                                                                ------------    ------------    ------------

Costs and expenses
Research and development - related party                        $    137,987    $    137,987    $  9,428,903
Research and development - other                                     224,770         437,940      10,573,098
                                                                ------------    ------------    ------------
                                                                     362,757         575,927      20,002,001
                                                                ------------    ------------    ------------
General and administrative - related party                            38,067          38,068       1,608,331
General and administrative - other                                   469,336         177,483       7,960,013
                                                                ------------    ------------    ------------
                                                                     507,403         215,551       9,568,344
                                                                ------------    ------------    ------------

Operating Loss                                                      (870,160)       (791,478)    (29,570,345)
                                                                ------------    ------------    ------------

Other income (expense)
Interest expense                                                          --              --          (8,954)
Interest income                                                        1,055           2,184         307,113
Interest income                                                           --              --         790,910
                                                                ------------    ------------    ------------
                                                                       1,055           2,184       1,089,069
                                                                ------------    ------------    ------------


Net Loss                                                        $   (869,105)   $   (789,294)   $(28,481,276)
                                                                ============    ============    ============

Loss Per share calculation:
Net Loss                                                        $   (869,105)   $   (789,294)
Beneficial conversion feature                                        (90,155)             --
Preferred dividend                                                  (120,202)       (107,462)
                                                                ------------    ------------
  Numerator                                                     $ (1,079,462)   $   (896,756)
                                                                ============    ============

Basic and diluted net loss per share                            $      (0.12)   $      (0.11)
                                                                ============    ============

Basic and diluted weighted average number
  of common shares outstanding - denominator                       9,238,080       8,491,876
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
                                             =======  =========  =========   =========   =========  =========  =========  =========


                                                                                                   Deficit
                                                                   Additional     Additional     Accumulated
                                                       Stock         Paid-in        Paid-in       During the         Total
                                                      Option         Capital-       Capital-      Development     Shareholders'
                                                       Costs          Common       Preferred         Stage       Equity (Deficit)
                                                    ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2007                          $         --   $ 20,438,782   $ 10,008,612    $(31,942,866)   $ (1,489,993)
   Exercise of options                                        --        289,390             --              --         289,448
   Conversion of  preferred stock and
     accrued dividends into common shares                     --         30,924        (24,997)             --           5,926
   Valuation of beneficial conversion
       feature on Series E Preferred (restated)               --             --         90,155         (90,155)             --
   Issuance of preferred stock for cash                       --             --      1,652,744              --       1,653,020
   Preferred stock dividend                                   --             --       (120,202)                       (120,202)
   Stock option costs                                         --        289,446             --              --         289,446
   Net loss for the 3 months ended March 31, 2008             --             --             --        (869,105)       (869,105)
                                                    ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2008                                       --   $ 21,048,542   $ 11,606,312   $(32,902,126)   $   (241,460)
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


                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                                 Cumulative
                                                                     Three Months Ended        from inception
                                                                           March 31,          (April 11, 1996)
                                                                ----------------------------     to March 31,
                                                                    2008           2007            2008
                                                                 (restated)                      (restated)
                                                                ------------    ------------    ------------
Cash flows from operating activities
  Net loss                                                      $   (869,105)   $   (789,294)   $(28,481,276)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation and amortization                                     11,484          11,484         284,661
    Contribution of officer's salary/expenses paid by officer             --              --         141,252
    Issuance of common stock and options for services                289,446         194,302       9,100,983
  Changes in operating assets and liabilities
    Decrease (increase) in other assets                              147,747         245,913        (637,931)
    Increase (decrease) in accounts and other payable                 54,558         (64,116)         78,734
    Increase (decrease) in accrued expenses                           (2,939)        172,428         656,178
                                                                ------------    ------------    ------------
Net cash from operating activities                                  (368,809)       (229,283)    (18,857,399)
                                                                ------------    ------------    ------------

Cash flows from investing activities
  Purchase of patent                                                      --              --        (114,795)
  Capital expenditures                                                    --              --        (148,016)
  Redemption of cash surrender value of life insurance                    --              --         790,910
  Increase in cash surrender value of life insurance                      --              --        (790,910)
                                                                ------------    ------------    ------------
Net cash from investing activities                                        --              --        (262,811)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from officer/shareholder loans                                 --          13,715         517,200
  Payments on note payable to shareholder                                 --              --        (102,017)
  Exercise of options and warrants                                        --              --       4,853,421
  Issuance of preferred stock                                      1,653,020              --      14,646,312
  Issuance of common stock                                                --              --         915,200
  Dividends                                                               --              --          (5,051)
  Cancellation of common stock                                            --              --        (200,325)
                                                                ------------    ------------    ------------
Net cash from financing activities                                 1,653,020          13,715      20,624,740
                                                                ------------    ------------    ------------

Net (decrease) increase in cash                                    1,284,211        (215,568)      1,504,530

Cash, beginning of period                                            220,319         255,079              --
                                                                ------------    ------------    ------------
Cash, end of period                                             $  1,504,530    $     39,511    $  1,504,530
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

                                    CPC OF AMERICA, INC. AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                 (UNAUDITED)

                                                                                                 Cumulative
                                                                        Three Months Ended      from inception
                                                                             March 31,         (April 11, 1996)
                                                                   --------------------------    to March 31,
                                                                       2008          2007            2008
                                                                    (restated)                    (restated)
                                                                   -----------    -----------    -----------
Non-cash investing and financing activities:
  Issuance of common stock for note receivable                     $        --    $        --    $       150
  Debt to equity conversion                                        $        --    $        --    $   132,585
  Acquisition of minority interest                                 $        --    $        --    $    33,250
  Sale of Tercero - elimination of goodwill                        $        --    $        --    $   (40,000)
  Preferred dividends accrued                                      $   120,202    $   107,462    $ 1,963,664
  Preferred dividends paid through common stock issuance           $     5,926    $       980    $   478,878
  Acquisition of Med Enclosures for note payable                   $        --    $        --    $   250,000
  Acquisition of patent through issuance of common stock           $        --    $        --    $   288,708
  Settlement of lawsuit through common stock issuance              $        --    $        --    $   200,000
  Valuation of beneficial conversion features                      $    90,155    $        --    $ 4,420,850
  Exercise of options in lieu of debt repayment                    $   289,448    $        --    $   289,448




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

      Restatement
      -----------

      The Company has restated its quarterly information for the quarter ended March 31, 2008 to correct the accounting for its beneficial conversion feature on its Series E Preferred Stock. The Company had not properly applied guidance from FASB's Emerging Issues Task Force regarding Accounting for Convertible Securities with a beneficial Conversion Feature or Contingently Adjustable Conversion Ratios. In addition, the numerator for the loss per share calculation did not include the beneficial conversion feature. The following accounts were restated:

                                                        Previously
                                                         Reported        Adjustments         Restated
                                                       ------------      ------------      ------------
      Balance sheet:
      APIC - preferred stock                           $ 12,067,167      $   (460,855)     $ 11,606,312
      Accumulated deficit                               (33,362,981)          460,855       (32,902,126)

      Statement of operations:
      Loss per share calculation - numerator           $   (989,307)     $    (90,155)     $ (1,079,462)
      Basic and diluted loss per share                 $      (0.11)     $      (0.01)     $      (0.12)

      Statement of shareholders' equity (deficit):
      Valuation of BCF                                 $    551,010      $   (460,855)     $     90,155

      Statement of cash flows:
      Non-cash activities - Valuation of BCF           $    551,010      $   (460,855)     $     90,155


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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


3.    SHAREHOLDERS' EQUITY
--------------------------

      During the three months ended March 31, 2008, the Company issued 115,779 shares of common stock for $289,447 of debt repayment (at $2.50 per share) upon the exercise of options. In addition, 2733 Series D preferred shares and related accrued dividends were converted to 4,510 shares of common stock during the three months ended March 31, 2008. The Company also issued 275,505 shares of Series E preferred shares for total proceeds of $1,653,020.

      A beneficial conversion feature totaling $90,155 has been recorded in accordance with guidance issued by the FASB's Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios. The Company recognized and measured the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital. Intrinsic value was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.

      Subsequent to March 31, 2008, the Company issued 35,835 shares of Series E preferred shares for total proceeds of $215,000. A beneficial conversion feature of $60,875 will be recorded during the three months ending June 30, 2008.

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


                                          CPC OF AMERICA, INC.
                                          (REGISTRANT)


Dated: March 24, 2009                         By: /s/ Rod A. Shipman
                                              ----------------------------------
                                              Rod A. Shipman,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer