Form 10-Q/A
period 2008-06-30
CPC OF AMERICA INC
filed 2009-03-24
CIK 1042728

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

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued unaudited condensed consolidated financial statements of CPC of America, Inc. (either the “Company,” “we” or “our”) as of and for the three months and six months ended June 30, 2008 included in the Company’s quarterly report on Form 10-Q filed with the SEC on August 11, 2008 (“Original Form 10-Q”). The Company is restating its previously issued unaudited condensed consolidated financial statements for the second quarter of 2008 to correct an error that resulted from the inadvertent failure to properly record the beneficial conversion feature on the Company’s convertible preferred stock in accordance with EITF 98-5 and EITF 00-27. For further discussion regarding the restatements to the unaudited condensed consolidated financial statements for the second quarter of 2008, see note 1 to the unaudited condensed consolidated financial statements, included in Item 1 of this Amendment No. 1.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	(restated) June 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and equivalents	$1,470,844	$220,319
Prepaid expenses	535,425	839,451

Total current assets	2,006,269	1,059,770

Patents, net of accumulated amortization	298,927	321,687
Trademarks, net of accumulated amortization	1,312	1,520

TOTAL ASSETS	$2,306,508	$1,382,977

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loans from officer	$-	$289,448
Accounts payable	98,082	23,000
Accrued payroll	443,702	471,390
Accrued dividends payable	2,285,825	2,089,132

Total current liabilities	2,827,609	2,872,970

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value, Series C - 277,339 and 288,575 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	277	288
Series D - 609,589 and 629,109 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	609	629
Series E - 379,337 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	379	-
Common stock, 20,000,000 shares authorized, $.0005 par value, 9,309,915 and 9,124,499 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,655	4,562
Additional paid in capital - preferred	12,082,592	10,008,612
Additional paid in capital - common	28,842,674	20,438,782
Deficit accumulated during the development stage	(41,452,287)	(31,942,866)

Total shareholders' deficit	(521,101)	(1,489,993)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$2,306,508	$1,382,977

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Six Months Ended		(April 11, 1996)
	June 30,		June 30,		to June 30,
	2008 (restated)	2007	2008 (restated)	2007	2008

Costs and expenses
Research and development - related party	$137,987	$137,987	$275,974	$275,974	$9,566,890
Research and development - other	418,234	201,273	643,004	639,213	10,991,332
	556,221	339,260	918,978	915,187	20,558,222
General and administrative - related party	38,068	38,065	76,135	76,133	1,646,399
General and administrative - other	7,702,306	121,856	8,171,642	299,339	15,662,319
	7,740,374	159,921	8,247,777	375,472	17,308,718

Operating Loss	(8,296,595)	(499,181)	(9,166,755)	(1,290,659)	(37,866,940)

Other income (expense)
Interest expense	-	-	-	-	(8,954)
Interest income	7,681	174	8,736	2,358	314,794
Life insurance policy - cashed in	-	-	-	-	790,910
	7,681	174	8,736	2,358	1,096,750

Net Loss	$(8,288,914)	$(499,007)	$(9,158,019)	$(1,288,301)	$(36,770,190)

Loss Per share calculation:
Net Loss	$(8,288,914)	$(499,007)	$(9,158,019)	$(1,288,301)
Beneficial conversion feature	(261,247)	-	(351,402)	-
Preferred dividend	(154,297)	(113,702)	(274,499)	(221,164)
Net loss available to common shareholders	$(8,704,458)	$(612,709)	$(9,783,920)	$(1,509,465)

Basic and diluted net loss per share	$(0.94)	$(0.07)	$(1.06)	$(0.18)

Basic and diluted weighted average number of common shares outstanding - denominator	9,249,082	8,590,224	9,243,581	8,541,322

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2008

	Preferred Stock						Common Stock					Deficit
	Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$288	629,109	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	115,779	58	-	289,390	-	-	289,448
Conversion of preferred stock and accrued dividends into common shares	(11,236)	(11)	(19,520)	(20)	-	-	69,637	35	-	356,366	(278,564)	-	77,806
Valuation of beneficial conversion feature on Series E Preferred (restated)	-	-	-	-	-	-	-	-	-	-	351,402	(351,402)	-
Issuance of preferred stock for cash	-	-	-	-	379,337	379	-	-	-	-	2,275,641	-	2,276,020
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(274,499)		(274,499)
Stock option costs	-	-	-	-	-	-	-	-	-	7,585,653	-	-	7,585,653
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	172,483	-	-	172,483
Net loss for the 6 months ended June 30, 2008	-	-	-	-	-	-	-	-	-	-	-	(9,158,019)	(9,158,019)
Balance, June 30, 2008	277,339	$277	609,589	$609	379,337	$379	9,309,915	$4,655	-	$28,842,674	$12,082,592	$(41,452,287)	$(521,101)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2008 (restated)	2007	2008 (restated)
Cash flows from operating activities
Net loss	$(9,158,019)	$(1,288,301)	$(36,770,190)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	22,968	22,968	296,145
Contribution of officer's salary/expenses paid by officer	172,483	-	141,252
Issuance of common stock and options for services	7,585,653	372,553	16,397,190
Changes in operating assets and liabilities
Decrease (increase) in other assets	304,026	264,507	(481,652)
Increase (decrease) in accounts and other payable	75,082	(96,493)	99,258
Increase (decrease) in accrued expenses	(27,688)	344,912	631,429
Net cash used in operating activities	(1,025,495)	(379,854)	(19,686,568)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used in investing activities	-	-	(262,811)

Cash flows from financing activities:
Proceeds from officer/shareholder loans	-	142,865	517,200
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	25,000	4,853,421
Issuance of preferred stock	2,276,020	-	15,269,312
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	2,276,020	167,865	21,247,740

Net (decrease) increase in cash	1,250,525	(211,989)	1,298,361

Cash, beginning of period	220,319	255,079	-

Cash, end of period	$1,470,844	$43,090	$1,298,361

(Continued)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2008 (restated)	2007	2008 (restated)
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$132,585
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$274,499	$221,164	$2,117,961
Preferred dividends paid through common stock issuance	$77,806	$980	$550,758
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$351,402	$-	$4,682,097
Exercise of options in lieu of debt repayment	$289,448	$-	$289,448

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

Restatement

The Company has restated its quarterly information for the three months and six months ended June 30, 2008 to correct the accounting for its beneficial conversion feature on its Series E Preferred Stock.  The Company had not properly applied guidance from FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The following accounts were restated:

	Previously Reported	Adjustments	Restated
Balance sheet:
APIC - preferred stock	$12,489,863	$(407,271)	$12,082,592
Accumulated deficit	(41,859,558)	407,271	(41,452,287)

Statement of operations – 3 months ended:
Loss per share calculation – numerator	$(8,650,874)	$(53,584)	$(8,704,458)
Basic and diluted loss per share	$(0.94)	$-	$(0.94)

Statement of operations – 6 months ended:
Loss per share calculation – numerator	$(10,191,191)	$407,271	$(9,783,920)
Basic and diluted loss per share	$(1.10)	$0.04	$(1.06)

Statement of shareholders’ equity (deficit):
Valuation of BCF	$758,673	$(407,271)	$351,402

Statement of cash flows:
Non-cash activities – Valuation of BCF	$758,673	$(407,271)	$351,402

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

3.       Shareholders’ equity

Series E Preferred stock
In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share.  The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Each Series E share is convertible into one common share until August 31, 2008, when the conversion price will be adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $13.00 per share.  At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00.  Each Series E share is still convertible into one common share until August 31, 2008, when the conversion price will be adjusted to the lower of $4.50 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  During the six months ended June 30, 2008, the Company issued 379,337 shares of Series E preferred shares for total proceeds of $2,276,020.

A beneficial conversion feature totaling $351,402 has been recorded in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company recognized and measured the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.

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