Form 10-K/A
period 2007-12-31
CPC OF AMERICA INC
filed 2009-04-09
CIK 1042728

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

                         Commission file number 0-24053

                              CPC OF AMERICA, INC.
                       (NAME OF REGISTRANT IN ITS CHARTER)

              Nevada                                   11-3320709
    --------------------------------              --------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


                          6336 17th Street Circle East
                             Sarasota, Florida                34243
                ---------------------------------------     ----------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 727-4370
                                                         --------------

           SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH
                  TO BE SO REGISTERED             EACH CLASS IS TO BE REGISTERED

                        None                                    N/A
                ----------------------             -----------------------------


           SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:

                         Common Stock, $.0005 par value
                  --------------------------------------------
                                (TITLE OF CLASS)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                EXPLANATORY NOTE


         CPC of America, Inc. is filing this Amendment No. 1 to Form 10-K/A ("Amendment") to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC") on March 17, 2008. This Amendment is being filed in response to comments received from the staff of the SEC on our 2007 Form 10-K. This Amendment includes the following material changes:


o Item 1, "Description of Business - General" has been revised to provide more detail concerning the number of common shares issuable upon conversion of our outstanding series of preferred stock.


o Item 1, "Description of Business - Business of the Issuer - Internal Puncture Closure Device: "MedClose"" has been revised to provide further disclosure concerning the review of our MedClose device by the U.S. Food & Drug Administration.

o Item 1, "Description of Business - Business of the Issuer - Competition" has been revised to provide additional disclosure concerning the competitive position of our MedClose device relative to comparable products and procedures.

o Item 1, "Description of Business - Business of the Issuer - Patents and Trademarks" has been revised to provide further disclosure concerning our patent protection and foreign jurisdictions.


o Item 1A, "Risk Factors" has been revised to provide certain clarifications with regard to our available working capital as of December 31, 2007 and to add an additional risk factors concerning the risks and contingencies relating to (ik) the liquidation preferences made part of our outstanding series of preferred stock, and (ii) our failure to hold annual meetings of stockholders.

o Item 10 , "Directors and Executive Officers" has been revised to provide additional disclosure concerning (i) our failure to hold annual meetings of stockholders and the manner we have appointed members to our Board of Directors, and (ii) the services provided to us by CTM Group.


o Item 11, "Executive Compensation" has been revised to provide further discussion and analysis concerning the short-term compensation paid to our chief executive officer.


o Item 13, "Certain Relationships and Related Transactions" has been revised to provide additional disclosure concerning (i) related transactions between us, on the one hand, and our chief executive officer or CTM Group, on the other, and (ii) our policy concerning the review and approval of related party transactions.



         This Amendment does not reflect events occurring after the filing of the 2007 Form 10-K or modify or update those disclosures in any way other than as described above.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY-OWNED SUBSIDIARIES, MED ENCLOSURE, LLC, A NEVADA LIMITED LIABILITY COMPANY, CPCA2000, INC., A NEVADA CORPORATION.

GENERAL


         CPC of America, Inc. was formed under the laws of the State of Nevada on April 11, 1996 to develop and acquire cardiology medical devices, therapeutic devices and disposable products. To date, we have completed the development of an external counterpulsation device for the treatment of coronary artery disease known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. In addition, through our wholly-owned subsidiary, Med Enclosure, LLC, we are engaged in the business of developing a patented internal puncture closing device and technique known as "MedClose." As of the date of this report, we have not commenced revenue producing operations. Our operations to date have consisted of the design and development of our Med Close device and our counterpulsation units, and the raising of capital. Our largest holder of common stock, CTM Group, Inc, provides to us strategic planning and consulting services, including advice and assistance in the areas of product acquisition and development.

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

         INTERNAL PUNCTURE CLOSURE DEVICE: "MEDCLOSE"

         The MedClose is a vascular closure system medical device that is designed to seal femoral arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. The MedClose consists of a catheter system that is our proprietary product and a biologic sealant manufactured by a third party and made available to the public. The MedClose is designed to enhance manual compression by delivering the biologic sealant through our proprietary catheter system, resulting in an elastic coagulum that is fully absorbed into the body within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient's post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional and carotid stenting procedures. We hold three patents for both the instrument and the technique used in connection with MedClose, and have two additional patents pending.

         As of the date of this amended report, the MedClose is not available for sale or commercial distribution. As described further below, we conducted limited human clinical trials, involving 16 enrolled subjects, of the MedClose device in the United States from August to October 2006. As of the date of this amended report, we expect to resume human clinical trials in the United States subject to the FDA's approval of our pending investigational device exemption, of which there can be no assurance. We also conducted human clinical trials, involving 44 enrolled subjects, of the MedClose device in Canada from October 2006 to August 2007.

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

         In August 2005, the CDRH responded to our IDE application by identifying certain deficiencies but it did not approve the application . We responded to the CDRH in November of 2005. Previously in October 2005, we were advised by the FDA's Office of Combination Products ("OCP") that the FDA's Center for Biologics Evaluation and Research ("CBER"), rather than the CDRH, would be the lead agency for review and regulation of the MedClose device and that CBER would review and approve the device in accordance with CDRH regulations. As of the date of this report, CBER remains the lead FDA agency for review and regulation of the MedClose device and its third party commercial sealant as a combination device. The CBER conveyed a conditional IDE approval in March 2006. We are continuing to appeal the OCP decision and seeking to have permanent review responsibility transferred back to the CDRH with whom we have interacted with since 2001. In October 2006, we withdrew an IDE application in a written explanation to the CBER. In August 2006, human clinical studies of our MedClose device commenced at a research site located in the United States based on the reviewing institutional review board's (or IRB's) determination that the MedClose device was not a significant risk device based on, among other matters, reports and documents provided to the reviewing IRB by CPC of America and our advisors and consultants, all of which had previously been provided to and reviewed by the FDA . In addition, previous and subsequent reviews by IRBs of the investigational plan determined that the MedClose device is a non-significant, low risk device, and thus an approved IDE application from the FDA is not required by FDA regulations prior to the commencement of human clinical investigation.

         In October 2006, the human clinical studies involving 16 enrolled subjects at the U.S. site were concluded. In November 2006, the reviewing IRB, following discussions with the FDA staff, reversed its determination that the MedClose device was not a significant risk device. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects. As permitted by FDA regulations, IRB's are appointed by the research institution that conducts the investigational study. In the case of the MedClose, the research institutions, not CPC of America, determines the IRBs who will review the research conduced. In accordance with FDA regulations, an IRB has the authority to approve, require modifications in or disapprove research. The purpose of IRB review is to assure, both in advance and by periodic review, that appropriate steps are taken to protect the rights and welfare of humans participating as subjects in the research. To accomplish this purpose, IRBs use a group process to review research protocols and related materials (such as, informed consent documents and investigator brochures) to ensure protection of the rights and welfare of human subjects of research. The findings of an IRB are not binding on the FDA.


         In April 2007, we received a warning letter from the FDA which expressed, among other things, that:


     o The FDA believes the MedClose device was a significant risk device and not eligible for investigation in the U.S. without an IDE approved by the FDA;

     o We had violated IDE regulations governing the proper conduct of clinical studies, including our failure to provide the U.S. IRB and the clinical review site with information they needed to conduct the clinical investigation properly;

     o We failed to provide accurate information about the investigations to the FDA and failed to provide to the FDA staff access to the sites pertaining to the MedClose; and

     o We provide to the FDA certain information and records concerning our clinical studies.

After consultation with our FDA counsel, we believe that the allegations of the FDA in its April 2007 letter are incorrect. We have filed an appropriate response with the agency. To the extent the FDA's allegations were valid, we would have been prohibited from manufacturing or commercializing the MedClose device pending resolution of the staff's allegations and our company and our management would have been exposed to a variety of monetary fines and penalties, including the seizure of the MedClose device, injunctive relief from further violations of the FDA laws and regulations and criminal prosecution. On May 23, 2008, the FDA advised us in writing that our response to its April 2007 warning letter was satisfactory and that no further response to its warning letter was required. Based on the FDA's May 23, 2008 letter and subsequent written correspondence and conversations with the FDA staff, we believe that the FDA has concluded its inquiry into the facts underlying its April 2007 warning letter and that no enforcement or regulatory action arising out of the staff's the allegations is contemplated by the FDA.

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


         We submitted a new IDE application to the FDA on November 30, 2007, which, if approved, will facilitate a continuance of the US clinical trials that were suspended by us in November 2006. In December 2007, the CBER responded to our new IDE application with a disapproval letter. We have since filed three IDE supplements to address deficiencies cited by the CBER and the third of these was submitted on September 5, 2008. In October 2008, the FDA responded to our September 2008 IDE supplement with a disapproval letter citing two remaining deficiencies, both of which related to the third party biological sealant used in the application of the MedClose device. We are in the process of responding to the FDA's comment letter and hope to resolve the two remaining deficiencies relating to the third party biological sealant, however we are dependent on the participation of the third party manufacturer of the sealant in responding to the FDA's remaining concerns. If we are unable to obtain the cooperation of the sealant manufacturer in the FDA's review process or otherwise resolve the two remaining deficiencies, we will endeavor to convert the MedClose to another biological or synthetic sealant.

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

         COMPETITION


         We have several competitors that manufacture and market puncture closure devices, including companies such as St. Jude Medical, Johnson & Johnson, Abbot Laboratories, Datascope Corp. and Vascular Solutions, Inc., and there are several other companies that market competing products that are in the nature of wound devices. St. Jude and Abbot each market a FDA approved combination vascular closure system similar to the MedClose device, and Vascular Solutions' product use a biologic sealant that is made from human plasma. However, those products are limited to vascular closure devices for femoral artery punctures, whereas the MedClose is designed for a wide array of vascular closures applications. In addition, each of those products are limited to their proprietary sealants whereas the MedClose device is a delivery system that can utilize any FDA approved sealant.

         Although a human clinical trial investigation of the MedClose(TM) device has not been completed, based on an interim analysis of 60 trials on enrolled subjects who have undergone treatment using the MedClose device, we believe our device has competitive advantages over other products because our product is superior in delivery of arterial site closures on the basis of safety, variability, shortened time in conducting repuncture post procedures and cost effectiveness. However, all of our competitors have greater marketing and financial resources than we do and, accordingly, there can be no assurance that we will be able to compete effectively, if at all.


   PATENTS AND TRADEMARKS


         We hold three patents from the USPTO for the MedClose device and procedure and we have filed two additional patents pending. We have also have two registered trademarks in the United States and registrations in Argentina, India, Madrid Protocal, Mexico, New Zealand, Pakistan, Taiwan, and pending applications in Brazil, Canada, and Venezuela for the name MedClose. In September 2002, we received three patents from the U.S. Patent and Trademark Office on our CPCA 2000 counterpulsation unit. At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have been granted patents in Ireland and the United Kingdom and have received a trademark on the name "CPCA 2000" and its logo in the United States.


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

         WE ARE SUBJECT TO RISKS OF PRODUCT SAFETY AND PRODUCT LIABILITY DUE TO OUR USE OF A BIOLOGIC SEALANT. Currently, our MedClose device utilizes a biologic sealant derived from human plasma. Blood based products carry the risk of transmitting infectious diseases, including, but not limited to, hepatitis, HIV and Creutzfeldt-Jakob disease. The sealant utilized by our MedClose device is manufactured by Baxter International, Inc., a leading international healthcare company, and has been approved by the FDA. The FDA's CBER has reviewed safety data for the Baxter sealant and has issued a biologic products license to Baxter which permits the safe use of this product for contact with blood. The Baxter sealant continues to be made available for commercial distribution with no information to suggest that risks relating to viruses, bacteria or prions are likely. Nevertheless, the risk that screening and testing processes might fail, or that new pathogens may be undetected by them, cannot be completely eliminated. There is currently no test to detect the pathogen responsible for Creutzfeldt-Jakob disease. If patients are infected by known or unknown pathogens, claims may exceed insurance coverage and materially and adversely impact our financial condition.

         WE HAVE ISSUED OVER TIME MULTIPLE SERIES OF PREFERRED STOCK, EACH OF WHICH HAVE RIGHTS SENIOR TO OUR COMMON STOCK INCLUDING THE RIGHT TO BE PAID APPROXIMATELY $12.6 MILLION OF LIQUIDATION PREFERENCES. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. As of June 30, 2008, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 277,339 shares of Series C Preferred Stock, 609,589 of Series D Preferred Stock and 379,337 of Series E Preferred Stock were issued and outstanding as of such date. In the event of the liquidation, dissolution or winding up of our corporation, each holder of our preferred shares shall be paid, prior to any payments to the holders of our common stock, a liquidation preference, plus all accrued and unpaid dividends. The Series C, Series D and Series E preferred shares are to be paid a liquidation preference of $8.90 per share, $9.15 per share and $6.00 per share, respectively. The aggregate amount of liquidation preferences, plus accrued dividends, as of June 30, 2008 was $12,607,903. Any additional preferred stock issued by our board of directors may contain similar liquidation preferences and other rights and preferences adverse to the voting power and other rights of the holders of common stock.


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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash and equivalents, short-term investments and other cash flow
        ------------------------------------------------------------------
        statement supplemental information
        ------------------------

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

        Series B Preferred stock
        ------------------------

         In April 2000, the Company commenced the private placement sale of Series B preferred stock at $8.75 per share. The Company sold 185,144 shares for proceeds of $1,620,010. The Company recorded a beneficial conversion feature totaling $208,125 in 2000 and $331,636 in 2001 at the date of issuance. The Series B Preferred stock had no voting rights and had a 5% annual dividend payable in cash or common stock. Each Series B share was convertible into one common share until June 30, 2001, when the conversion price was adjusted to the lower of $6.56 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. At June 30, 2001, the conversion price was adjusted to $3.20 per share. During the fourth quarter of 2001, 113,715 Series B shares and related accrued dividends of $9,908 were converted into 314,037 common shares. In March 2002, the remaining 71,429 Series B shares wer e converted into 195,313 common shares. Additional accrued dividends of $53,125 were paid in cash during 2002.

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

                      CPC OF AMERICA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

2. SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

        Series D Preferred stock
        ------------------------

         In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share. The Company sold 819,336 shares for proceeds of $7,496,924. The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D Preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock. Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share. During 2004, 27,873 Series D shares and related accrued dividends of $16,706 were converted into 39,614 common shares. During 2005, 106,922 shares and r elated accrued dividends of $107,823 were converted into 158,337 common shares. During 2006, 28,418 Series D shares and related accrued dividends of $39,390 were converted into 43,546 common shares. During 2007, 27,014 Series D shares and related accrued dividends of $54,000 were converted into 43,962 common shares. Accrued dividends of $1,354,809 on the 629,109 outstanding shares remain unpaid at December 31, 2007.

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

5. COMMITMENTS AND CONTINGENCIES

        Consulting agreements
        ---------------------

         In January 1997, the Company entered into a consulting agreement with its strategic consultant, a related party, for five years at $5,000 per month. The agreement was amended in November 1997 to increase the fees to $8,000 per month, in April 1998 to increase the fees to $10,000 per month and extend the term of the agreement for an additional five years and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001. In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options valued at $3,117,034 (see note 2). The agreement was amended again in 2005 to provide for annual increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; a nd to $698,934 effective as of January 1, 2007. The agreement expires on April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.

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

        Employment agreement
        --------------------

         In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provides for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company. The agreement was amended in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year. Base monthly compensation was $18,333 in 2001 and $19,250 in 2002. In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000. For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options (see note 2). The agreement was amended again in 2005 to provide for annual increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to $698,934 effective as of January 1, 2007. The agreement expires on April 23, 2009, subject to autom atic renewals for additional five year periods unless either party elects not to renew the agreement.

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

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company' s assets that could have a material effect on the financial statements.

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

         Mr. Shipman has been our president and chief executive officer since January 1997, became secretary in July 1997 and treasurer in September 2000 and has been a director of our company since its inception in May 1996. Mr. Shipman has over 20 years of experience in the medical industry. From August 1994 to September 1999, Mr. Shipman was president and chief executive officer of R.A. Shipman & Associates, L.L.C., a health care consulting firm. From January 1993 to July 1994 he served as senior vice president and chief operating officer of MRI Medical Diagnostics, a Colorado corporation that provided imaging and nuclear medical services and operated a senior retirement facility. Mr. Shipman also served as a director of that company from May 1993 to June 1994. From January 1991 to September 1992, Mr. Shipman served as the president and chief operating officer of Southern California Imaging Services, a private mobile diagnostic imaging and service company. From 1978 to 1990 he served in various positions includ ing business manager, controller, account executive and district general manager with Philips Medical Systems, CGR Medical Systems, ADAC Laboratories and Picker, all medical imaging companies. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California.

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


         Pursuant the bylaws of our corporation, all directors are to be elected at each annual meeting of stockholders and serve until their successors are duly elected and qualified. However, we have not held an annual meeting of stockholders in the history of our corporation, and from the inception of our corporation to date all directors have been appointed to serve by way of the Board of Directors' authority to appoint members to vacancies on the Board. All officers serve at the discretion of the Board of Directors.


KEY CONSULTANTS TO THE COMPANY


         The CTM Group, Inc., has a consulting contract to provide strategic planning services to our company. Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is the co-inventor of our CPCA 2000 counterpulsation device and was primarily responsible for the development of the mechanical and electrical features of the device. Mr. Shabty was responsible for identifying the opportunity to acquire the technology underlying our MedClose device and was primarily responsible for the negotiation and acquisition of the technology in 1993. Following the acquisition of the MedClose technology, Mr. Shabty played a key role in the development of the MedClose technology, including the design and engineering of the MedClose device, the development of additional applications of the technology outside of vascular closure and interfacing with our contract research an development firm, BioMed Research, Inc., concerning animal testing and clinical trials. Mr. Shabty is named as the co-inventor, along with our chief executive officer, Rod Shipman, on two patents applications relating to the MedClose device.


         Mr. Shabty is a founder of our company and served as our president, treasurer and chairman of the board from April 1996 to January 1997. Mr. Shabty was a member of the Board of Trustees of Columbia/Doctors Hospital of Sarasota, Florida. He is a former director of TD Technologies, Inc., a private engineering and software company, and Advanced Technologies Management Corporation, a medical software and management company. Mr. Shabty has been involved in the medical and manufacturing industries since 1970. He was the founder, chairman of the board and chief executive officer of Medical Clinic Unlimited, Inc., which specialized in both the provision of outpatient dialysis services and the manufacturing of medical devices, equipment and supplies. From October 1993 to September 1994, Mr. Shabty served as execu tive vice president of U.S. Diagnostic Labs, Inc., a physician practice management provider specializing in diagnostic imaging centers. Mr. Shabty received a Bachelor of Arts degree in Accounting from the University of Tel Aviv. We made payments to CTM Group amounting to $711,695 in 2007, $639,592 in 2006 and $644,555 in 2005. Of these amounts payable, CTM Group
declined to take a cash payment and instead applied to the exercise of outstanding options all $711,695 payable in 2007, $582,212 payable in 2006 and $185,849 payable in 2005.


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

         Most public companies must develop and administer an executive compensation and benefit program that takes into account a several member management team, including the analysis and determination of their various performance goals and the development of a compensation package, typically including various forms of compensation of both long-term and short-term natures, that appropriately incentivizes and rewards management for achieving those goals. However, in developing and administering our executive compensation and benefit program, we must take into account just one executive. Further, in developing and administering an executive compensation and benefit program, most public companies start from the premise each member of management is responsible for specific and, to varying degrees, limited matters, and that each member is dependent and relies on each other. On the other hand, we are uniquely dependent on our president and chief executive officer for our management and day to day operations and, in tu rn, he is uniquely responsible for our success. Finally, since our exclusive focus over the last several years has been on the development of the MedClose device, our compensation program is designed to promote the success of the MedClose device by rewarding executive management in large part on the successful commercialization of sale of the product.

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

         On April 23, 1998, we entered into an employment agreement with Mr. Shipman to serve as our president and chief executive officer. Pursuant to the terms of that employment agreement, Mr. Shipman received an annual salary of $120,000. Effective April 1, 1999, the employment agreement was amended to increase his annual compensation to $220,000 and to permit Mr. Shipman to use his accrued salary to pay the exercise price on his outstanding options. Effective January 1, 2003, the employment agreement amended to increase annual compensation to $354,312. In July 2005, the employment agreement was further amended to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007. By way of the July 2005 amendment, Mr. Shipman agreed to assume, and not seek reimbursement for, any and all travel, entertainment and other business expenses incurred by him in connection with the performa nce of his duties.


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

         In July 2000, the independent members of our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, a bonus to Mr. Shipman in the form of a royalty on the net sale of products of Med Enclosure derived from its patented technologies. Med Enclosure hold the patents and technologies underlying the MedClose device. Pursuant to the July 2002 royalty agreement, we awarded Mr. Shipman a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, the independent members of our board of directors approved an amendment to the royalty agreement increasing the royalty payable to Mr. Shipman to one and one-half percent (1.5%) on all net sales. In October 2002, the independent members of our board of directors approved a further amendment to the royalty agreement increasing the royalty payable to Mr. Shipman two and one-half percent (2.5%) on all net sales. In October 2004, the independent members of our board o f directors approved a further amendment to the royalty agreement to provide that in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman minimum royalty payments on net sales of $4,000,000 per year.

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


         SHORT TERM COMPENSATION. We utilize short term compensation, including base salary, to motivate and reward our key executive in accordance with our performance on objectives. We believe our key executive's base salary recognizes the experience, skills, knowledge and responsibilities required of such executive officer, as well as competitive market conditions. As noted above, we have adjusted upward our key executive's base salary from time to time by way of amendments to our executives written employment agreement. Increases were considered within the context of overall merit based on the perceived progress in the development of the MedClose technologies and other corporate undertakings, including our acquisition of the MedClose product rights, advances in the development and engineering of the MedClose product and the results of animal and other studies of the product. We did not apply any specific formulas to determine increases.


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


         LONG-TERM COMPENSATION. At present, our long-term compensation consists of stock option awards and royalties on product sales. Both forms of long-term compensation are designed to align management's performance objectives with the interests of our stockholders. Since our executive's sole form of remuneration is options to purchase shares of our common stock, we believe our executive is motivated to protect and enhance the value of outstanding common shares. The independent members of our board of directors have granted options to our key executive in order to enable him to participate in the long term appreciation of our stockholder value, while personally feeling the impact of any business setbacks, whether Company-specific or industry based. Additionally, stock options provide a means of ensuring the retention of the key executive, inasmuch as most of his options are subject to vesting over an extended period of time. All options granted to our key executive included an exercise price equal to the marke t price on the date of grant.


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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



General


         In 1998, we entered into a Consulting Agreement with CTM Group, Inc. In May 2005, CTM Group and we amended the consulting agreement to provide for annual increases in annual compensation as follows: to $570,194 effective as January 1, 2005; to $627,213 effective as of January 1, 2006; and to $689,934 effective as January 1, 2007. During 2007, 2006 and 2005, we paid CTM Group consulting fees in the amounts of $679,940, $627,212 and $570,201, respectively.


         We lease our office space under a one-year lease at $1,190 per month from CTM Group. The lease expired November 30, 2005 and is now on a month-to-month basis. Actual rent expense was $14,280 in 2007, $12,380 in 2006 and $12,000 in 2005.

         During 2007, our chief executive officer, Rod Shipman, advanced to us a total $444,050. The advances were non-interest bearing and were repaid in 2007 and 2008 from the proceeds of our private placement of Series E preferred shares.

         In July 2000, our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, bonuses to our chief executive officer, Rod A. Shipman and CTM Group, Inc in the form of a royalty on the net sale of products of Med Enclosure derived from two of its three patents. Under the original royalty agreements, Mr. Shipman and CTM Group were to each receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved amendments to the royalty agreements increasing the royalties payable to Mr. Shipman and CTM Group to one and one-half percent (1.5%) on all net sales. In October 2004, our board of directors approved further amendments to the royalty agreements with Mr. Shipman and CTM Group. Pursuant to those amendments, in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman and CTM Group each minimum royalty p ayments of $4,000,000 per year. CTM Group beneficially owns approximately 31.8% of our outstanding common shares.

         During 2002 and 2003, we entered into various agreements with CTM Group for research and development of additional various applications of our proprietary intellectual property. We made payments to CTM Group amounting to $14,946 in 2007, $0 in 2006 and $47,155 in 2005.


TRANSACTION REVIEW

         In October 2008, our Board of Directors established an audit committee and in January 2009 our Board of Directors approved an audit committee charter which provides, among other things, that our audit committee will be comprised exclusively of members of our board who satisfy the independence requirements of
Section 803(2) of the NYSE Alternext US (formerly known as the American Stock Exchange) and that all related party transactions, including without limitation those transactions contemplated by Item 404(a) of Regulation S-K under the Securities Act of 1933, will be subject to approval by our Audit Committee. Previously, it had been our policy that all related party transactions be subject to approval of a majority of the disinterested members of our Board of Directors.



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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) LIST OF FINANCIAL STATEMENTS.

      Report of Independent Registered Public Accounting Firm................F-1

      Consolidated Balance Sheets at December 31, 2007 and 2006..............F-2

      Consolidated Statements of Operations for the three years ended
      December 31, 2007 and cumulative from inception (April 11, 1996)
         to December 31, 2007................................................F-3

      Consolidated Statements of Cash Flows for the three years ended
        December 31, 2007 and cumulative from inception (April 11, 1996)
        to December 31, 2007.................................................F-7

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

      10.27 Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (13)

      10.28 Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (13)

      10.29 Amendment No. 3 dated May 31, 2005 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (14)

      10.30 Amendment No. 3 dated May 31, 2005 to Consulting Agreement dated April 23, 1998 between the Company and CTM Group, Inc. (14)


     10.31 Product Development Services Agreement - Second Amendment dated June 2, 2006 between MedEnclosure, LLC and Biomed
            Research, Inc. (15)


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

(15) Filed as part of the Company's annual report on Form 10-K for the year ended December 31, 2008.

      (c) FINANCIAL STATEMENT SCHEDULES

      None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CPC OF AMERICA, INC.


Date: April 8, 2009


                                        By: /s/ Rod A. Shipman
                                            ------------------------------------
                                            Rod A. Shipman, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer