Form 10-Q/A
period 2008-06-30
CPC OF AMERICA INC
filed 2009-04-09
CIK 1042728

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

This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) is being filed by CPC of America, Inc. (either the “Company,” “we” or “our”) for purposes of amending its quarterly report on Form 10-Q/A as of and for the three months ended June 30, 2008 as filed with the SEC on March 24, 2009 (“Amendment No. 1”).  The Amendment No. 1 included as Exhibit 31.1 a certification of the chief financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,  however that certification was not dated.  The purpose of this Amendment No. 2 is to provide a properly dated certification as Exhibit 31.1.  In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 2 also includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1 and 32.1. The remaining Items contained within this Amendment No. 2 consist of all other Items originally contained in the Amendment No. 1, and do not reflect events occurring after the filing of the Amendment No. 1 or modify or update those disclosures in any way.

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

CPC of America, Inc.
(Registrant)

Dated: April 8, 2009	By: /s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

By: /s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer