Form 10-Q/A
period 2008-09-30
CPC OF AMERICA INC
filed 2009-04-09
CIK 1042728

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

Yes ☒          No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐   Smaller reporting company ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of November 4, 2008, the registrant had 9,248,323 shares of its $.0005 par value common stock issued and outstanding.

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued unaudited condensed consolidated financial statements of CPC of America, Inc. (either the “Company,” “we” or “our”) as of and for the three and nine months ended September 30, 2008 included in the Company’s quarterly report on Form 10-Q filed with the SEC on November 10, 2008 (“Original Form 10-Q”). The Company is restating its previously issued unaudited condensed consolidated financial statements for the third quarter of 2008 to correct an error that resulted from the inadvertent failure to properly record the beneficial conversion feature on the Company’s convertible preferred stock in accordance with EITF 98-5 and EITF 00-27. For further discussion regarding the restatements to the unaudited condensed consolidated financial statements for the third quarter of 2008, see note 1 to the unaudited condensed consolidated financial statements, included in Item 1 of this Amendment No. 1.

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	(restated) September 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and equivalents	$2,116,513	$220,319
Prepaid expenses	330,433	839,451

Total current assets	2,446,946	1,059,770

Patents, net of accumulated amortization	287,547	321,687
Trademarks, net of accumulated amortization	1,208	1,520

TOTAL ASSETS	$2,735,701	$1,382,977

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loans from officer	$-	$289,448
Accounts payable	176,219	23,000
Accrued payroll	473,701	471,390
Accrued dividends payable	2,530,223	2,089,132

Total current liabilities	3,180,143	2,872,970

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 288,575 and 288,575 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	288	288
Series D - 624,283 and 629,109 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	624	629
Series E - 546,703 and 0 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	547	-
Common stock, 20,000,000 shares authorized, $.0005 par value, 9,248,323 and
9,124,499 shares issued and outstanding at September 30, 2008 and December 31,
2007, respectively	4,624	4,562
Additional paid in capital - preferred	14,512,150	10,008,612
Additional paid in capital - common	28,713,950	20,438,782
Deficit accumulated during the development stage	(43,676,625)	(31,942,866)

Total shareholders' deficit	(444,442)	(1,489,993)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$2,735,701	$1,382,977

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Nine Months Ended		(April 11, 1996)
	September 30,		September 30,		to September 30,
	2008 (restated)	2007	2008 (restated)	2007	2008

Costs and expenses
Research and development - related party	$137,987	$137,987	$413,961	$413,961	$9,704,877
Research and development - other	435,231	181,682	1,078,235	820,895	11,426,563
	573,218	319,669	1,492,196	1,234,856	21,131,440
General and administrative - related party	38,067	38,071	114,202	114,204	1,684,466
General and administrative - other	252,361	179,081	8,424,003	478,420	15,914,680
	290,428	217,152	8,538,205	592,624	17,599,146

Operating Loss	(863,646)	(536,821)	(10,030,401)	(1,827,480)	(38,730,586)

Other income (expense)
Interest expense	-	-	-	-	(8,954)
Interest income	8,020	77	16,756	2,435	322,814
Life insurance policy - cashed in	-	69,397	-	69,397	790,910
	8,020	69,474	16,756	71,832	1,104,770

Net Loss	$(855,626)	$(467,347)	$(10,013,645)	$(1,755,648)	$(37,625,816)

Loss Per share calculation:
Net Loss	$(855,626)	$(467,347)	$(10,013,645)	$(1,755,648)
Beneficial conversion feature	(1,368,712)	-	(1,720,114)	-
Preferred dividend	(177,605)	(107,425)	(452,104)	(328,589)
Net loss available to common shareholders	$(2,401,943)	$(574,772)	$(12,185,863)	$(2,084,237)

Basic and diluted net loss per share	$(0.26)	$(0.07)	$(1.32)	$(0.24)

Basic and diluted weighted average number
of common shares outstanding - denominator	9,246,729	8,679,075	9,243,212	8,587,744

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to September 30, 2008
												Deficit
	Preferred Stock						Common Stock			Additional	Additional	Accumulated	Total
	Series C		Series D		Series E				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number		Number		Number		Number		Option	Capital-	Capital-	Development	Equity
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	288,575	$288	629,109	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	115,779	58	-	289,390	-	-	289,448
Conversion of preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred (restated)	-	-	-	-	-	-	-	-	-	-	1,720,114	(1,720,114)	-
Issuance of preferred stock for cash	-	-	-	-	546,703	547	-	-	-	-	3,279,673	-	3,280,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(452,104)		(452,104)
Stock option costs	-	-	-	-	-	-	-	-	-	7,585,653	-	-	7,585,653
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss for the 9 months ended Sept. 30, 2008	-	-	-	-	-	-	-	-	-	-	-	(10,013,645)	(10,013,645)
Balance, September 30, 2008	288,575	$288	624,283	$624	546,703	$547	9,248,323	$4,624	-	$28,713,950	$14,512,150	$(43,676,625)	$(444,442)

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to Sept. 30,
	2008 (restated)	2007	2008 (restated)
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$55,585	$132,585
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$452,104	$328,589	$2,295,566
Preferred dividends paid through common stock issuance	$11,013	$980	$483,965
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$1,720,114	$-	$6,050,809
Exercise of options in lieu of debt repayment	$289,448	$-	$289,448

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

Restatement

The Company has restated its quarterly information for the three months and nine months ended September 30, 2008 to correct the accounting for its beneficial conversion feature on its Series E Preferred Stock.  The Company had not properly applied guidance from FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The following accounts were restated:

	Previously Reported	Adjustments	Restated
Balance sheet:
APIC - preferred stock	$13,885,443	$626,707	$14,512,150
Accumulated deficit	(43,049,918)	(626,707)	(43,676,625)

Statement of operations – 3 months ended:
Loss per share calculation – numerator	$(1,367,965)	$(1,033,978)	$(2,401,943)
Basic and diluted loss per share	$(0.15)	$(0.11)	$(0.26)

Statement of operations - 9 months ended:
Loss per share calculation - numerator	$(11,559,156)	$(626,707)	$(12,185,863)
Basic and diluted loss per share	$(1.25)	$(0.07)	$(1.32)

Statement of shareholders’ equity (deficit):
Valuation of BCF	$1,093,407	$626,707	$1,720,114

Statement of cash flows:
Non-cash activities – Valuation of BCF	$1,093,407	$626,707	$1,720,114

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

3.       Shareholders’ equity

Series E Preferred stock
In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share.  The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price would have been adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price would not have been adjusted to an amount below $13.00 per share.  At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price was adjusted to the lower of $4.50 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  The conversion price is $4.50 per share.  During the nine months ended September 30, 2008, the Company issued 546,703 shares of Series E preferred shares for total proceeds of $3,280,220.

A beneficial conversion feature totaling $1,720,114 has been recorded in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company recognized and measured the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.

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