Form 10-Q
period 2009-03-31
CPC OF AMERICA INC
filed 2009-05-08
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 0-24053

CPC of America, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	11-3320709 (IRS Employer Identification No.)

5348 Vegas Drive, #89, Las Vegas, Nevada  89108
(Address of principal executive offices)

(702) 952-9650
(Registrant’s telephone number)

(Not applicable)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [_]     No [_]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [_]       Accelerated filer  [X]       Non-accelerated filer [_]      Smaller reporting company [_]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]    No  [X]

As of May 7, 2009, the registrant had 9,344,208 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2009

PART I - FINANCIAL INFORMATION
Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at December 31, 2008 and March 31, 2009	F-1

Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2009 and 2008 and for the period from inception (April 11, 1996) to March 31, 2009	F-2

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from inception (April 11, 1996) to March 31, 2009	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008 and for the period from inception (April 11, 1996) to March 31, 2009	F-7

Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and equivalents	$633,546	$1,480,506
Prepaid expenses	163,904	112,416

Total current assets	797,450	1,592,922

Patents, net of accumulated amortization	264,787	276,167
Trademarks, net of accumulated amortization	1,000	1,104

TOTAL ASSETS	$1,063,237	$1,870,193

LIABILITIES & SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$261,901	$167,789
Accrued payroll and related taxes	113,526	274,575
Accrued dividends payable	2,870,752	2,715,584

Total current liabilities	3,246,179	3,157,948

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 282,957 and 288,575 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	283	288
Series D - 618,818 and 624,283 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	619	624
Series E - 554,203 and 551,703 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	554	552
Common stock, 20,000,000 shares authorized, $.0005 par value, 9,344,208 and 9,286,694 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4,672	4,643
Additional paid in capital - preferred	14,825,399	15,096,629
Additional paid in capital - common	29,507,356	29,144,025
Deficit accumulated during the development stage	(46,521,825)	(45,534,516)

Total shareholders' deficit	(2,182,942)	(1,287,755)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$1,063,237	$1,870,193

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2009	2008	2009
Costs and expenses
Research and development - related party	$137,987	$137,987	$9,980,851
Research and development - other	471,077	224,770	12,254,247
	609,064	362,757	22,235,098
General and administrative - related party	38,430	38,067	1,760,963
General and administrative - other	342,084	469,336	16,849,427
	380,514	507,403	18,610,390

Operating Loss	(989,578)	(870,160)	(40,845,488)

Other income (expense)
Interest expense	-	-	(8,954)
Interest income	2,269	1,055	332,361
Increase in cash surrender value of insurance	-	-	790,910
	2,269	1,055	1,114,317

Net Loss	$(987,309)	$(869,105)	$(39,731,171)

Loss Per share calculation:
Net Loss	$(987,309)	$(869,105)
Beneficial conversion feature	-	(90,155)
Preferred dividend	(186,237)	(120,202)
Numerator	$(1,173,546)	$(1,079,462)

Basic and diluted net loss per share	$(0.13)	$(0.12)

Basic and diluted weighted average number of common shares outstanding - denominator	9,311,193	9,238,080

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	3,748,101	3,390,876
Preferred stock	2,379,072	1,830,394

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2009

	Preferred Stock				Common Stock					Deficit
	Series A		Series B					Additional	Additional	Accumulated	Total
	Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)
Initial capitalization	-	$-	-	$-	2,400,000	$1,200	$-	$-	$-	$-	$1,200
Issuance of common stock for a note	-	-	-	-	300,000	150	-	-	-	-	150
Issuance of common stock for cash	-	-	-	-	100,000	50	-	4,950	-	-	5,000
Issuance of common stock for services	-	-	-	-	764,000	382	-	37,818	-	-	38,200
Net loss for 1996	-	-	-	-	-	-	-	-	-	(59,079)	(59,079)
Balance, December 31, 1996	-	-	-	-	3,564,000	1,782	-	42,768	-	(59,079)	(14,529)
Exercise of options	-	-	-	-	26,666	13	-	29,987	-	-	30,000
Issuance of common stock for cash and conversion of note payable ($77,000)	-	-	-	-	640,000	320	-	927,680	-	-	928,000
Net loss for 1997	-	-	-	-	-	-	-	-	-	(457,829)	(457,829)
Balance, December 31, 1997	-	-	-	-	4,230,666	2,115	-	1,000,435	-	(516,908)	485,642
Exercise of options	-	-	-	-	57,000	29	-	114,971	-	-	115,000
Issuance of common stock for cash	-	-	-	-	40,000	20	-	57,980	-	-	58,000
Issuance of preferred stock for cash	8,824	9	-	-	-	-	-	-	74,991	-	75,000
Valuation of beneficial conversion feature on Series A Preferred	-	-	-	-	-	-	-	-	25,000	(25,000)	-
Contribution of officer's salary	-	-	-	-	-	-	-	80,000	-	-	80,000
Net loss for 1998	-	-	-	-	-	-	-	-	-	(640,580)	(640,580)
Balance, December 31, 1998	8,824	9	-	-	4,327,666	2,164	-	1,253,386	99,991	(1,182,488)	173,062
Exercise of warrants	-	-	-	-	209,490	105	-	366,503	-	-	366,608
Exercise of options	-	-	-	-	146,904	73	-	177,289	-	-	177,362
Issuance of preferred stock for cash	70,469	70	-	-	-	-	-	-	598,930	-	599,000
Preferred stock dividend	-	-	-	-	-	-	-	-	(25,725)	-	(25,725)
Valuation of beneficial conversion feature on Series A Preferred	-	-	-	-	-	-	-	-	199,486	(199,486)	-
Repurchase of common shares	-	-	-	-	(560,000)	(280)	-	-	-		(280)
Net loss for 1999	-	-	-	-	-	-	-	-	-	(1,329,328)	(1,329,328)
Balance, December 31, 1999	79,293	$79	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2009

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 1999	79,293	$79	-	$-	-	$-	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)
Exercise of warrants	-	-	-	-	-	-	-	-	365,500	183	-	639,442	-	-	639,625
Exercise of options	-	-	-	-	-	-	-	-	223,832	113	-	258,528	-	-	258,641
Issuance of preferred stock for cash	-	-	71,429	71	-	-	-	-	-	-	-	-	624,929	-	625,000
Valuation of beneficial conversion feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	208,125	(208,125)	-
Conversion of Series A Preferred into common shares	(70,469)	(70)	-	-	-	-	-	-	131,996	66	-	624,659	(598,930)	-	25,725
Beneficial conversion feature on Series A Preferred shares	-	-	-	-	-	-	-	-	-	-	-	199,486	(199,486)	-	-
Settlement of lawsuit	-	-	-	-	-	-	-	-	33,333	17	-	199,983	-	-	200,000
Purchase of patent	-	-	-	-	-	-	-	-	47,042	24	-	235,184	-	-	235,208
Stock option costs	-	-	-	-	-	-	-	-	-	-	(280,000)	280,000	-	-	-
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	105,000	-	-	-	105,000
Cancellation of common shares	-	-	-	-	-	-	-	-	(89,000)	(45)	-	-	-	-	(45)
Net loss for 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,749,444)	(1,749,444)

Balance, December 31, 2000	8,824	9	71,429	71	-	-	-	-	4,836,763	2,420	(175,000)	4,234,460	907,320	(4,668,871)	300,409
Exercise of options	-	-	-	-	-	-	-	-	360,394	180	-	413,483	-	-	413,663
Issuance of common stock for services	-	-	-	-	-	-	-	-	100,000	50	-	255,450	-	-	255,500
Issuance of preferred stock for cash	-	-	113,715	114	95,123	95	-	-	-	-	-	-	1,841,392	-	1,841,601
Valuation of beneficial conversion feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	331,636	(331,636)	-
Valuation of beneficial conversion feature on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	-	282,233	(282,233)	-
Conversion of preferred stock and accrued dividends into common shares	(8,824)	(9)	(113,715)	(114)	-	-	-	-	330,327	165	-	1,081,316	(1,069,887)		11,471
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(63,397)		(63,397)
Issuance of common stock options for services	-	-	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	140,000	-	-	-	140,000
Net loss for 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,968,471)	(1,968,471)

Balance, December 31, 2001	-	-	71,429	71	95,123	95	-	-	5,627,484	2,815	(35,000)	6,004,709	2,229,297	(7,251,211)	950,776
Exercise of options	-	-	-	-	-	-	-	-	282,480	140	-	317,650	-	-	317,790
Conversion of preferred stock and accrued dividends into common shares	-	-	(71,429)	(71)	(18,576)	(19)	-	-	241,627	120	-	790,205	(783,495)	-	6,740
Valuation of beneficial conversion feature on Series C & D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	1,122,521	(1,122,521)	-
Cancellations of shares	-	-	-	-			-	-	(535,933)	(268)	-	(199,732)	-	-	(200,000)
Issuance of preferred stock for cash	-	-	-	-	264,657	265	110,627	111	-	-	-		3,367,233	-	3,367,609
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	35,000	-	-	-	35,000
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(122,861)		(122,861)
Purchase of Med Enclosure Stock	-	-	-	-	-	-	-	-	10,000	5	-	53,495	-	-	53,500
Net loss for 2002	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,460,574)	(3,460,574)
Balance December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2009

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		Option	Capital	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980
Exercise of options	-	-	-	-	-	-	-	-	775,117	388	-	1,351,807	-	-	1,352,195
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(26,786)	(27)	-	-	73,800	37	-	263,034	(244,973)	-	18,071
Valuation of beneficial conversion feature on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	2,161,694	(2,161,694)	-
Issuance of preferred stock for cash	-	-	-	-	-	-	708,709	709	-	-	-	-	6,484,373	-	6,485,082
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(390,289)		(390,289)
Net loss for 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,759,466)	(2,759,466)
Balance, December 31, 2003	-	-	-	-	314,418	314	819,336	820	6,474,575	3,237	-	8,581,168	13,823,500	(16,755,466)	5,653,573
Exercise of options	-	-	-	-	-	-	-	-	460,775	230	-	1,082,034	-	-	1,082,264
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(11,236)	(11)	(27,873)	(28)	70,918	36	-	383,428	(354,961)	-	28,464
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(478,594)		(478,594)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	4,527,784	-	-	4,527,784
Net loss for 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,314,255)	(8,314,255)
Balance, December 31, 2004	-	-	-	-	303,182	303	791,463	792	7,006,268	3,503	-	14,574,414	12,989,945	(25,069,721)	2,499,236
Exercise of options	-	-	-	-	-	-	-	-	470,393	235	-	777,724	-	-	777,959
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(6,180)	(6)	(106,922)	(107)	176,405	88	-	1,150,457	(1,033,109)	-	117,323
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(501,921)		(501,921)
Issuance of common stock for patent	-	-	-	-	-	-	-	-	4,000	2	-	153,998	-	-	154,000
Net loss for 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,625,516)	(1,625,516)
Balance, December 31, 2005	-	-	-	-	297,002	297	684,541	685	7,657,066	3,828	-	16,656,593	11,454,915	(26,695,237)	1,421,081
Exercise of options	-	-	-	-	-	-	-	-	732,699	367	-	1,187,471	-	-	1,187,838
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(5,618)	(6)	(28,418)	(28)	60,219	30	-	358,881	(309,966)	-	48,911
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(430,176)	-	(430,176)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	264,297	-	-	264,297
Expenses paid by officer/shareholder	-	-	-	-	-	-	-	-	-	-	-	61,252	-	-	61,252
Net loss for 2006	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,811,855)	(2,811,855)
Balance, December 31, 2006	-	-	-	-	291,384	291	656,123	657	8,449,984	4,225	-	18,528,494	10,714,773	(29,507,092)	(258,652)
Exercise of options	-	-	-	-	-	-	-	-	621,551	311	-	1,553,566	-	-	1,553,877
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(2,809)	(3)	(27,014)	(28)	52,964	26	-	333,659	(272,117)	-	61,537
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(434,044)	-	(434,044)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	23,063	-	-	23,063
Net loss for 2007	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,435,774)	(2,435,774)
Balance, December 31, 2007	-	$-	-	$-	288,575	$288	629,109	$629	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2009

	Preferred Stock						Common Stock					Deficit
	Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	288,575	$288	629,109	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,283	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	(5,618)	(5)	(5,465)	(5)	-	-	28,110	14	-	131,055	(99,990)	-	31,069
Issuance of preferred stock	-	-	-	-	2,500	3	-	-	-	-	14,997	-	15,000
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(186,237)	-	(186,237)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(987,309)	(987,309)
Balance, March 31, 2009 (Unaudited)	282,957	$283	618,818	$619	554,203	$554	9,344,208	$4,672	$-	$29,507,356	$14,825,399	$(46,521,825)	$(2,182,942)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(987,309)	$(869,105)	$(39,731,171)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	11,484	11,484	330,597
Contribution of officer's salary/expenses paid by officer	-	-	486,218
Issuance of common stock and options for services	232,290	289,446	17,059,574
Issuance of preferred stock for services	15,000	-	45,000
Changes in operating assets and liabilities
Decrease (increase) in other assets	(51,488)	147,747	(110,131)
Increase (decrease) in accounts and other payable	94,112	54,558	263,077
Increase (decrease) in accrued expenses	(161,049)	(2,939)	301,253
Net cash used by operating activities	(846,960)	(368,809)	(21,355,583)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	-	517,200
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	1,653,020	16,273,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	-	1,653,020	22,251,940

Net (decrease) increase in cash	(846,960)	1,284,211	633,546

Cash, beginning of period	1,480,506	220,319	-

Cash, end of period	$633,546	$1,504,530	$633,546

(Continued)
The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2009	2008	2009
Non-cash investing and financing activities
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$289,448	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$186,237	$120,202	$2,667,164
Preferred dividends paid through common stock issuance	$31,069	$5,926	$559,184
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$-	$90,155	$4,330,695

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009

1.        Organization and summary of significant accounting policies

Organization
CPC of America, Inc., a Nevada corporation (“CPC” or the “Company”), was formed on April 11, 1996 to design, develop and commercialize innovative medical devices that deliver improved therapeutic options for vascular closure and enhance the quality of patient care in endovascular procedures.  Current efforts focus on developing MedCloseTM, an investigational-stage vascular closure system (VCS) that is intended to rapidly seal the femoral arterial puncture site following diagnostic or interventional catheterization procedures.  The Company is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting research and development activities.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Interim periods
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

2.        Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statement of operations for the quarters ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, our forfeitures were expected to be 50% on grants after April 2008 and zero prior to that time.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

2.        Share-based payments (continued)

Total estimated share-based compensation expense recognized under SFAS 123R for the quarters ended March 31, 2009 and 2008 were $0 and $289,448, respectively, and are included in general and administrative expenses.

A summary of option activity for the quarter ended March 31, 2009 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2008	3,777,505	$4.45 - 30.00	2009 - 2013
Exercised	(29,404)	$7.90	2013
Outstanding at March 31, 2009	3,748,101	$4.45 - 30.00	2009 - 2013

Exercisable at March 31, 2009	3,748,101

All of the options exercised during the three months ended March 31, 2009, were in exchange for services from the Company’s strategic consultant.

3.        Shareholders’ equity

During the three months ended March 31, 2009, the Company issued 29,404 shares of common stock for $228,358 of consulting fees and $3,933 in rent (at $7.90 per share) upon the exercise of options.  In addition, 5,618 Series C and 5,465 Series D preferred shares and related accrued dividends were converted to 28,110 shares of common stock during the three months ended March 31, 2009.

The Company also issued 2,500 shares of Series E preferred shares in lieu of $15,000 in salary to its CFO during the three months ended March 31, 2009.  Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Its share price is $6.00 and it is convertible into one common share at the conversion price of $3.92.  The Company records a beneficial conversion feature in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.  A beneficial conversion feature was not recorded for the Series E shares issued in the three months ended March 31, 2009 since the conversion price was higher than the fair value of the common stock at the time of issuance.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

4.        Related party transactions

The Company has a consulting agreement with its strategic consultant, a related party.  This agreement expired on April 23, 2009 and the consultant notified the Company that it would not seek to renew the contract.  Over the years, the Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company’s proprietary intellectual properties and for office rent.  The Company incurred expenses under these agreements as follows:

	Three months ended March 31,		Cumulative
	2009	2008	from inception
Research and development:
Consulting	$137,987	$137,987	$6,273,973
Expense reimbursements	-	-	152,001
Engineering development	-	-	3,554,877
Total R&D to related parties	137,987	137,987	9,980,851

General and administrative:
Consulting	34,497	34,497	1,545,001
Rent	3,933	3,570	102,173
Expense reimbursements	-	-	113,789
	38,430	38,067	1,760,963

Total expenses to related parties	$176,417	$176,054	$11,741,814

The Company previously entered into a ten-year employment agreement with its CEO, which expired April 23, 2009.  The CEO and the compensation committee of the board of directors are currently negotiating a restructuring of the financial terms of this employment agreement.  Although the parties have not reached an agreement to date, both the CEO and the compensation committee expect that the CEO’s salary will be substantially reduced under the proposed restructuring.

5.        Commitment

In March 2009, the Company entered into a Product Development Agreement with Dr. Olexander Hnojewyj to assist in the development of proprietary synthetic sealants to be used with MedClose.  The development agreement provides for an hourly rate for services plus issuance of the Company’s common shares to Dr. Hnojewyj upon reaching certain milestones.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

To date, our activities have included the market analysis and development of our MedClose device and counterpulsation units and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. However, at the present time, we have no intention of commencing operations based on our counterpulsation technologies. Our operations are currently focused on the business of developing a patented internal puncture closure device  known as "MedClose". We have not commenced revenue producing operations.

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

We expect to commence revenue producing operations subject to US or foreign regulatory approval of the MedClose device. As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than US approval, and we are currently focusing our development efforts on the approval of the MedClose device in the European Union.  We intend to submit in the second quarter of 2009 an application for a CE mark for the MedClose device, as a delivery system independent of a sealant, utilizing the previous clinical data from our clinical trials in the U.S and Canada.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union. Regulatory approval of the MedClose in the European Union is not expected to occur until the first quarter of  2010 at the earliest.

In the meantime, we are continuing our development of a proprietary synthetic sealant suitable for use in connection with the MedClose device. In March 2009, we entered into a product development agreement with Dr. Olex Hnojewyj, a holder of 13 patents in the field of vascular closure and other medical devices, pursuant to which Dr. Hnojewyj has been retained by us to develop a synthetic sealant on our behalf suitable for utilization with the MedClose device.  We have developed a synthetic compound that is undergoing tests in animals as of the date of this report. Subject to the successful completion of such testing, we expect to file patent applications relating to formulas and commence clinical trial testing of the MedClose device utilizing the synthetic sealant formula in multiple European locations during the third quarter of 2009.  Upon successful completion of the European clinical trials utilizing our proprietary synthetic sealant, we intend to respond to the FDA’s outstanding comments on our pending application for a investigational device exemption for the MedClose.

We are presently pursuing an ISO 13485 certification of our records and procedures relating to our development and the proposed manufacturing of our MedClose device and proprietary sealant.  We expect to begin the audit phase of the ISO 13485 certification procedure in the next 30 days and expect to obtain ISO 13485 certification before the end of fiscal 2009.

We do not expect to purchase or sell significant plant or equipment during 2009, nor do we expect a significant change in the number of our employees during the year.

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of May 7, 2009, we have sold 546,703 shares of Series E Preferred shares for the gross proceeds of $3,280,220 and issued an additional 8,333 shares in lieu of $50,000 of salary to our chief financial officer. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Dividends on preferred stock are only payable at the time the preferred shares are converted into shares of common stock. Each Series E Preferred share was convertible into our common shares at a conversion price of $6.00 per share until August 31, 2008, when the conversion price was adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price could not be adjusted to an amount below $3.92 per share. At August 31, 2008, the conversion price was deemed to be $4.50 per share.  Subsequently, our board of directors approved an amendment to the Series E Preferred Stock to set the conversion price at $3.92 per share. Each outstanding share of our Series E Preferred Stock is convertible into a number of shares of our common stock equal to the private placement sale price of such preferred share ($6.00 per share) divided by the conversion price of such preferred share in effect at the time of conversion (currently $3.92 per share).

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

Research and Development.  Our expenses related to research and development during the three month period ended March 31, 2009 increased by approximately $246,307 over the prior year period.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "Medclose."  The increase in research and development expenses during the first quarter of 2009 was due to our movement toward obtaining regulatory approval in Europe. We were also able to increase research and development due to the additional capital we raised from the Series E Preferred share offering described above. We expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative.  During the three month period ended March 31, 2009, general and administrative expenses decreased by $126,889 over the prior year period.  The decrease was primarily due to a decrease of $289,445 in stock option expenses from the first quarter of 2008 compared to the first quarter of 2009, offset by increases in legal fees in the approximate amount of $28,899, professional fees in the approximate amount of $91,378 and officers salaries in the approximate amount of $30,000.

Net Loss.  Our net loss increased by $118,204 for the three months ended March 31, 2009 over the prior year period.  The increase in net loss was due to the increase in research and development expenses offset by the decrease in general and administrative costs.

Financial Condition

As of March 31, 2009, we had a working capital deficit of ($2,448,729), which includes accrued dividends of $2,870,752 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company. The dividends on Series E preferred stock are convertible into our common shares at the rate of $3.92 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash.

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

As noted above, we are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacturing, marketing and sale of the product directly. If we pursue the direct manufacturing and marketing of the MedClose product, we will, in all likelihood require up to $40 million of additional capital in order to (i) complete clinical trials and regulatory approvals in Europe, North America and other designated foreign markets; (ii) commence manufacturing of the device; and (iii) commence marketing and sales of the device, including the development of an internal infrastructure necessary to support manufacturing and marketing.

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

Forward Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions.  These and other factors that may affect our results are discussed more fully in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.  Forward-looking statements speak only as of the date they are made.  Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See particularly our reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we issued 2,500 shares of our Series E Preferred shares to our chief financial officer in lieu of $15,000 of salary.  The issuance of the shares of Series E Preferred Stock was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Item 6.	Exhibits.

Index to Exhibits

Exhibit 31.1                                Section 302 Certifications

Exhibit 32.1                                Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc.
(Registrant)

Dated: May 7, 2009	By:	/s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

	By:	/s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer