Form 10-Q
period 2009-06-30
CPC OF AMERICA INC
filed 2009-08-19
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of August 18, 2009, the registrant had 9,487,820 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2009

PART I - FINANCIAL INFORMATION
Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at
June 30, 2009 and December 31, 2008	F-1
Unaudited Condensed Consolidated Statements of Operations for the
three month and six month periods ended June 30, 2009 and 2008 and
for the period from inception (April 11, 1996) to June 30, 2009	F-2
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Deficit) from inception (April 11, 1996) to June 30, 2009	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
six month periods ended June 30, 2009 and 2008 and for the period
from inception (April 11, 1996) to June 30, 2009	F-7
Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets
Cash and equivalents	$9,479	$1,480,506
Prepaid expenses	104,939	112,416

Total current assets	114,418	1,592,922

Patents, net of accumulated amortization	253,407	276,167
Trademarks, net of accumulated amortization	897	1,104

TOTAL ASSETS	$368,722	$1,870,193

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$299,181	$167,789
Accrued payroll and related taxes	240,813	274,575
Accrued dividends payable	2,953,085	2,715,584

Total current liabilities	3,493,079	3,157,948

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 and 288,575 shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively	272	288
Series D - 594,227 and 624,283 shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively	594	624
Series E - 583,037 and 551,703 shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively	583	552
Common stock, 20,000,000 shares authorized, $.0005 par value, 9,487,820 and
9,286,694 shares issued and outstanding at June 30, 2009 and December 31,
2008, respectively	4,744	4,643
Additional paid in capital - preferred	16,949,807	15,096,629
Additional paid in capital - common	30,162,170	29,144,025
Deficit accumulated during the development stage	(50,242,527)	(45,534,516)

Total shareholders' deficit	(3,124,357)	(1,287,755)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$368,722	$1,870,193

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Six Months Ended		(April 11, 1996)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009

Costs and expenses
Research and development - related party	$35,260	$137,987	$173,247	$275,974	$10,016,111
Research and development - other	785,764	418,234	1,256,841	643,004	13,040,011
	821,024	556,221	1,430,088	918,978	23,056,122
General and administrative - related party	12,748	38,068	51,178	76,135	1,773,711
General and administrative - other	423,536	7,702,306	765,620	8,171,642	17,272,963
	436,284	7,740,374	816,798	8,247,777	19,046,674

Operating Loss	(1,257,308)	(8,296,595)	(2,246,886)	(9,166,755)	(42,102,796)

Other income (expense)
Interest expense	-	-	-	-	(8,954)
Interest income	227	7,681	2,496	8,736	332,588
Increase in cash surrender value of insurance	-	-	-	-	790,910
	227	7,681	2,496	8,736	1,114,544

Net Loss	$(1,257,081)	$(8,288,914)	$(2,244,390)	$(9,158,019)	$(40,988,252)

Loss Per share calculation:
Net Loss	$(1,257,081)	$(8,288,914)	$(2,244,390)	$(9,158,019)
Beneficial conversion feature	(2,463,621)	(261,247)	(2,463,621)	(351,402)
Preferred dividend	(187,221)	(154,297)	(373,458)	(274,499)
Numerator	$(3,907,923)	$(8,704,458)	$(5,081,469)	$(9,783,920)

Basic and diluted net loss per share	$(0.41)	$(0.94)	$(0.54)	$(1.06)

Basic and diluted weighted average number
of common shares outstanding - denominator	9,417,606	9,249,082	9,364,693	9,243,581

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options			3,748,101	3,715,876
Preferred stock			2,741,343	1,883,824

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2009

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
From inception (April 11, 1996) to June 30, 2009

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
From inception (April 11, 1996) to June 30, 2009

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2009
												Deficit
	Preferred Stock						Common Stock					Accumulated
	Series C		Series D		Series E					Additional	Additional	During	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$288	629,109	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,283	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	31,334	31	-	-	-	-	187,969	-	188,000
Issuance of common stock	-	-	-	-	-	-	62,674	31	-	224,969	-	-	225,000
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,463,621	(2,463,621)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(373,458)	-	(373,458)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,244,390)	(2,244,390)
Balance, June 30, 2009	271,721	$272	594,227	$594	583,037	$583	9,487,820	$4,744	$-	$30,162,170	$16,949,807	$(50,242,527)	$(3,124,357)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(2,244,390)	$(9,158,019)	$(40,988,252)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	22,968	22,968	342,081
Contribution of officer's salary/expenses paid by officer	-	172,483	486,218
Issuance of common stock and options for services	457,291	7,585,653	17,284,575
Issuance of preferred stock for services	86,000	-	116,000
Changes in operating assets and liabilities
Decrease (increase) in other assets	7,477	304,026	(51,166)
Increase (decrease) in accounts and other payable	131,392	75,082	300,357
Increase (decrease) in accrued expenses	(33,765)	(27,688)	428,537
Net cash used by operating activities	(1,573,027)	(1,025,495)	(22,081,650)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	-	517,200
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	102,000	2,276,020	16,375,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	102,000	2,276,020	22,353,940

Net (decrease) increase in cash	(1,471,027)	1,250,525	9,479

Cash, beginning of period	1,480,506	220,319	-

Cash, end of period	$9,479	$1,470,844	$9,479

(Continued)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2009	2008	2009
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$289,448	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$373,458	$274,499	$2,854,385
Preferred dividends paid through common stock issuance	$135,955	$77,806	$664,070
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$2,463,621	$351,402	$9,254,275

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009

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

Interim periods
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Company’s condensed consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

1.        Organization and summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)
In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial statements.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $2,244,390 during the six months ended June 30, 2009. Also, the Company had a cash balance of $9,479, a working capital deficit of $3,378,661 and a stockholders’ deficit of $3,124,357 at June 30, 2009.

The Company will require a minimum of $3 million of additional working capital in order to fund its proposed operations over the next 12 months, assuming that Series C and D shareholders do not make requests for a substantial amount of dividend payments in cash.  In the event the Company receives substantial requests for dividend payments in cash or encounter a material amount of unexpected expenses, additional working capital in excess of $3 million may be required.  The Company has historically been able to issue shares or stock options to pay for operating expenses; however, there can be no guarantees the Company can issue shares or options at favorable terms in the future.

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

2.        Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, our forfeitures were expected to be 50% on grants after April 2008 and zero prior to that time.

Total estimated share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2009 and 2008 were $0 and $7,585,653, respectively, and are included in general and administrative expenses.

A summary of option activity for the six months ended June 30, 2009 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2008	3,777,505	$4.45 - 30.00	2009 - 2013
Exercised	(29,404)	$7.90	2013
Outstanding at June 30, 2009	3,748,101	$4.45 - 30.00	2009 - 2013

Exercisable at June 30, 2009	3,748,101

All of the options exercised during the six months ended June 30, 2009, were in exchange for services from the Company’s strategic consultant.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

3.        Shareholders’ equity

During the six months ended June 30, 2009, the Company issued 29,404 shares of common stock for $216,559 of consulting fees and $15,732 in rent (at $7.90 per share) upon the exercise of options.  In addition, 16,854 Series C and 30,056 Series D preferred shares and related accrued dividends were converted to 109,048 shares of common stock during the six months ended June 30, 2009.  The Company also issued 62,674 shares of common stock in accordance with terms of the Product Development Agreement with  Olexander, Inc.  Olexander, Inc. earned shares valued at $225,000 on May 21, 2009 with the filing of the Company’s first patent for a synthetic sealant.

The Company also issued 5,000 shares of Series E preferred shares in lieu of $30,000 in salary to its CFO, and 9,334 shares of Series E preferred shares in lieu of director compensation of $56,000 during the six months ended June 30, 2009.  In addition, 17,000 shares of Series E preferred shares were issued for $102,000 in cash.  Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Its share price is $6.00 and it was originally convertible into one common share at the conversion price of $4.75.  The conversion price was reduced to $3.92 in 2008, and further reduced to $2.75 on June 25, 2009.

The Company records a beneficial conversion feature in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.  A beneficial conversion feature totaling $2,463,621 was recorded in the six months ended June 30, 2009 to reflect the reduction in conversion price and for the Series E shares issued.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

4.        Related party transactions

The Company had a consulting agreement with its strategic consultant, a related party.  This agreement expired on April 23, 2009 and the consultant notified the Company that it would not seek to renew the contract.  Over the years, the Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company’s proprietary intellectual properties and for office rent.  The Company incurred expenses under these agreements as follows:

	Three months ended June 30,		Six months ended June 30,		Cumulative
	2009	2008	2009	2008	from inception
Research and development:
Consulting	$35,260	$137,987	$173,247	$275,974	$6,309,233
Expense reimbursements	-	-	-	-	152,001
Engineering development	-	-	-	-	3,554,877
Total R&D to related parties	35,260	137,987	173,247	275,974	10,016,111

General and administrative:
Consulting	8,815	34,498	43,312	68,995	1,553,816
Rent	3,933	3,570	7,866	7,140	106,106
Expense reimbursements	-	-	-	-	113,789
	12,748	38,068	51,178	76,135	1,773,711

Total expenses to related parties	$48,008	$176,055	$224,425	$352,109	$11,789,822

Effectively May 6, 2009, the compensation committee of the board of directors agreed on board compensation for 2009.  Board compensation will total $56,000.  All board members agreed to accept their board compensation in Series E shares.  Subsequent to June 30, 2009, the CEO notified the Company that he would like his board compensation to be split equally among the remaining four board members.

The Company previously entered into a ten-year employment agreement with its CEO, which was scheduled to expire on April 23, 2009.  While the CEO and the compensation committee of the board of directors continue to negotiate a restructuring of the financial terms of this employment agreement, no final agreement had been reached at June 30, 2009.  Therefore, the rollover provisions of the original agreement have been applied to these financial statements and the compensation amounts in effect for the first quarter of 2009 continue for the three months ended June 30, 2009.  Although the parties have not reached an agreement to date, both the CEO and the compensation committee expect that the CEO’s salary will be substantially reduced under the proposed restructuring.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

To date, our activities have included the market analysis and development of our MedClose device and counterpulsation units and the raising of development and working capital. We have developed and prepared for market our counterpulsation units, including a stand-alone unit known as the CPCA 2000. In March 2003, we received FDA clearance to market the CPCA 2000 counterpulsation unit as a Class III medical device. However, at the present time, we have no intention of commencing operations based on our counterpulsation technologies. Our operations are currently focused on the business of developing a patented internal puncture closure device  known as “MedClose”. We have not commenced revenue producing operations.

The MedClose is a medical device that is designed to seal arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. It utilizes a proprietary catheter system that is designed to enhance manual compression by delivering a biologic or synthetic sealant which forms an elastic coagulum that is fully absorbed within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient’s post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and two additional patents pending.

We intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will require significant additional capital. In that event we will endeavor to acquire the necessary working capital from the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

We expect to commence revenue producing operations subject to US or foreign regulatory approval of the MedClose device. As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than US approval, and we are currently focusing our development efforts on the approval of the MedClose device in the European Union.  We intend to submit an application for a CE mark for the MedClose product, as a delivery system consisting of the MedClose device coupled with our proprietary sealant.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union. The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Assuming we receive additional capital during the third quarter of 2009, we would expect to file the CE mark application during the fourth quarter of 2009 and obtain EU regulatory approval in 2010.

In the meantime, we are continuing our development of a proprietary synthetic sealant suitable for use in connection with the MedClose device. In March 2009, we entered into a product development agreement with Dr. Olex Hnojewyj, a holder of 13 patents in the field of vascular closure and other medical devices, pursuant to which Dr. Hnojewyj has been retained by us to develop a synthetic sealant on our behalf suitable for utilization with the MedClose device.  We have developed a synthetic compound, and in May 2009 we filed our first patent for a synthetic sealant for specific application for the MedClose device.  We have commenced animal testing of the sealant and have successfully completed animal testing to date, subject only to the completion of Good Laboratory Practices (GLP) animal testing and animal biocompatibility testing.

Subject to our receipt of additional capital, we expect to commence clinical trial testing of the MedClose device utilizing the synthetic sealant formula in multiple European locations during 2010.  Upon successful completion of the European clinical trials utilizing our proprietary synthetic sealant, we intend to respond to the FDA’s outstanding comments on our pending application for an investigational device exemption for the MedClose.  We also intend to pursue an ISO 13485 certification of our records and procedures relating to our development and the proposed manufacturing of our MedClose device and proprietary sealant.

We do not expect to purchase or sell significant plant or equipment during 2009, nor do we expect a significant change in the number of our employees during the year.

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of August 18, 2009, we have sold 563,703 shares of Series E Preferred shares for the gross proceeds of $3,382,220.  We have also issued 10,833 shares of Series E Preferred Stock in lieu of $65,000 of salary to our chief financial officer and 9,334 shares in lieu of director cash compensation of $56,000.

The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option, subject to the holder’s right to take dividends in common shares. Dividends on preferred stock are only payable at the time the preferred shares are converted into shares of common stock. Each Series E Preferred share was convertible into our common shares at a conversion price of $6.00 per share until August 31, 2008, when the conversion price was adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price could not be adjusted to an amount below $3.92 per share. At August 31, 2008, the conversion price was deemed to be $4.50 per share.  In November 2008, our board of directors approved an amendment to the Series E Preferred Stock to set the conversion price at $3.92 per share, and in June 2009 our board approved a further amendment to reduce the conversion price to $2.75 per share. Each outstanding share of our Series E Preferred Stock is convertible into a number of shares of our common stock equal to the private placement sale price of such preferred share ($6.00 per share) divided by the conversion price of such preferred share in effect at the time of conversion (currently $2.75 per share).

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

Research and Development.  Our expenses related to research and development during the six month period ended June 30, 2009 increased by approximately $511,110 over the prior year period.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant.  The increase in research and development expenses during the first half of 2009 included an increase of $613,837 in engineering and development over the prior year period due to our movement toward obtaining regulatory approval in Europe, offset by a decrease in consulting fees of approximately $102,727 as result of the expiration of our consulting agreement with CTM Group in April 2009.  Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative. During the six month period ended June 30, 2009, general and administrative expenses decreased by $7,430,979 over the prior year period. The decrease was primarily due to decreases of approximately $7,586,000 in stock option expenses and $119,000 in legal fees from the first half of 2008 compared to the first half of 2009, offset by increases in professional fees in the approximate amount of $155,000, officers salaries in the approximate amount of $60,000 and director fees in the amount of $56,000.

Net Loss.  Our net loss decreased by $6,913,629 for the six months ended June 30, 2009 over the prior year period.  The decrease in net loss was due to the decrease in stock option expenses, offset by the increase in research and development expenses.

Financial Condition

As of June 30, 2009, we had $9,479 of cash and a working capital deficit of $3,378,661, which includes accrued dividends of $2,953,085 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash.

Commencing in July 2009, we began to curtail certain product development and testing due to limited working capital.  We believe that we will require a minimum of $3 million of additional working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $3 million additional capital over the next 12 months. We will seek to obtain additional working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we issued 2,500 shares of our Series E Preferred shares to our chief financial officer in lieu of $15,000 of salary, and 9,334 shares of Series E Preferred Stock in lieu of director cash compensation of $56,000.  In addition, we sold 17,000 shares of Series E Preferred Stock to one investor for gross proceeds of $102,000.  The issuance of the shares of Series E Preferred Stock was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Item 4.	Submission of Matters To a Vote Of Security Holders

On May 6, 2009, we held our annual meeting of shareholders in Fort Collins, Colorado.  Out of 9,325,436 common shares issued and outstanding as of the record date and entitled to vote at such annual meeting, there were present at such meeting, in person and by proxy, shareholders holding 7,381,499 of our voting shares.  We held the annual meeting of shareholders, for the purposes of:

•	Electing five directors, each to serve until our 2010 annual meeting of shareholders;

•
Adopting an amendment to our articles of incorporation increasing our authorized capital stock to 50 million shares of $.0005 par value common stock and 10 million shares of $.001 par value preferred stock; and

•	Ratifying the appointment of Cacciamatta Accountancy Corp. as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

All of the persons nominated to serve on our board of directors, namely Rod A. Shipman, Rafe Cohen, William Lievense, Marcia Hein and Ronald Cenko, were elected to our board of directors, as follows:

Name	For	Withheld

Rod A. Shipman	7,071,179	29,493
Rafe Cohen	7,117,424	29,493
William Lievense	7,116,603	33,304
Marcia Hein	7,160,336	29,793
Ronald Cenko	7,306,311	32,786

Our shareholders did not approve the amendment to articles of incorporation to increase our authorized common and preferred. Although the shares present and voting at the meeting overwhelmingly approved the proposed amendment, the proposed amendment required the approval of a majority of our voting shares, which was not obtained, as follows:

Proposal Two	For	Against	Abstain
Approval of the amendment to articles of incorporation to increase our authorized common and preferred Stock	2,473,791	338,450	7,086

Our shareholders approved the ratification of Cacciamatta Accountancy Corp. as our independent registered public accounting firm, as follows:

Proposal Three	For	Against	Abstain
Ratification of independent registered public accounting firm	6,081,727	1,114,493	185,279

There were no broker non-votes cast on any of the above matters.

Item 6.	Exhibits.

Exhibit No.	Description	Method of Filing
3.1	Amendment to the Certificate of Designations of the Series E Preferred Stock dated June 15, 2009	Incorporated by reference from the registrant’s current report on Form 8-K filed on June 16, 2009
3.2	Amendment to the Certificate of Designations of the Series E Preferred Stock dated July 1, 2009	Incorporated by reference from the registrant’s current report on Form 8-K filed on July 28, 2009
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc.
(Registrant)

Dated: August 18, 2009	By: /s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

By: /s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer