Form 10-Q
period 2009-09-30
CPC OF AMERICA INC
filed 2009-11-16
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 13, 2009, the registrant had 9,487,820 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2009

PART I - FINANCIAL INFORMATION

Page No.

Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	F-2
Unaudited Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2009 and 2008 and for the period from inception (April 11, 1996) to September 30, 2009	F-3
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from inception (April 11, 1996) to September 30, 2009	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008 and for the period from inception (April 11, 1996) to September 30, 2009	F-8
Notes to Unaudited Condensed Consolidated Financial Statements	F-10

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets
Cash and equivalents	$10,191	$1,480,506
Prepaid expenses	75,686	112,416

Total current assets	85,877	1,592,922

Patents, net of accumulated amortization	242,027	276,167
Trademarks, net of accumulated amortization	793	1,104

TOTAL ASSETS	$328,697	$1,870,193

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loan from Officer	$47,717	$-
Accounts payable	331,038	167,789
Accrued payroll and related taxes	428,297	274,575
Accrued dividends payable	3,138,882	2,715,584

Total current liabilities	3,945,934	3,157,948

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 and 288,575 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	272	288
Series D - 594,227 and 624,283 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	594	624
Series E - 588,037 and 551,703 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	588	552
Common stock, 20,000,000 shares authorized, $.0005 par value, 9,487,820 and 9,286,694 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,744	4,643
Additional paid in capital - preferred	16,794,551	15,096,629
Additional paid in capital - common	30,162,170	29,144,025
Deficit accumulated during the development stage	(50,580,156)	(45,534,516)

Total shareholders' deficit	(3,617,237)	(1,287,755)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$328,697	$1,870,193

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Nine Months Ended		(April 11, 1996)
	September 30,		September 30,		to September 30,
	2009	2008	2009	2008	2009

Costs and expenses
Research and development - related party	$-	$137,987	$173,247	$413,961	$10,016,111
Research and development - other	193,265	435,231	1,450,106	1,078,235	13,233,276
	193,265	573,218	1,623,353	1,492,196	23,249,387
General and administrative - related party	3,933	38,067	55,111	114,202	1,777,644
General and administrative - other	139,885	252,361	905,505	8,424,003	17,412,848
	143,818	290,428	960,616	8,538,205	19,190,492

Operating Loss	(337,083)	(863,646)	(2,583,969)	(10,030,401)	(42,439,879)

Other income (expense)
Interest expense	-	-	-	-	(8,954)
Interest income	-	8,020	2,496	16,756	332,588
Increase in cash surrender value of insurance	-	-	-	-	790,910
	0	8,020	2,496	16,756	1,114,544

Net Loss	$(337,083)	$(855,626)	$(2,581,473)	$(10,013,645)	$(41,325,335)

Loss per share calculation:
Net Loss	$(337,083)	$(855,626)	$(2,581,473)	$(10,013,645)
Beneficial conversion feature	-	(1,368,712)	(2,464,167)	(1,720,114)
Preferred dividends	(185,795)	(177,605)	(559,253)	(452,104)
Numerator	$(522,878)	$(2,401,943)	$(5,604,893)	$(12,185,863)

Basic and diluted net loss per share	$(0.06)	$(0.26)	$(0.59)	$(1.32)

Basic and diluted weighted average number of common shares outstanding - denominator	9,487,820	9,246,729	9,466,923	9,243,212

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options			3,748,101	3,715,876
Preferred stock			2,752,981	2,281,035

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to September 30, 2009

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
From inception (April 11, 1996) to September 30, 2009

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
From inception (April 11, 1996) to September 30, 2009

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to September 30, 2009
												Deficit
	Preferred Stock						Common Stock					Accumulated
	Series C		Series D		Series E					Additional	Additional	During	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$288	629,109	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,283	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	36,334	36	-	-	-	-	217,962	-	217,998
Issuance of common stock	-	-	-	-	-	-	62,674	31	-	224,969	-	-	225,000
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,464,167	(2,464,167)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(559,253)	-	(559,253)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,581,473)	(2,581,473)
Balance, September 30, 2009	271,721	$272	594,227	$594	588,037	$588	9,487,820	$4,744	$-	$30,162,170	$16,794,551	$(50,580,156)	$(3,617,237)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to September 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(2,581,473)	$(10,013,645)	$(41,325,335)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	34,452	34,452	353,565
Contribution of officer's salary/expenses paid by officer	-	344,966	486,218
Issuance of common stock and options for services	457,291	7,585,653	17,284,575
Issuance of preferred stock for services	100,998	-	130,998
Changes in operating assets and liabilities
Decrease (increase) in other assets	36,730	509,018	(21,913)
Increase (decrease) in accounts and other payable	163,249	153,219	332,214
Increase (decrease) in accrued expenses	153,721	2,311	616,023
Net cash used by operating activities	(1,635,032)	(1,384,026)	(22,143,655)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	47,717	-	564,917
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	117,000	3,280,220	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	164,717	3,280,220	22,416,657

Net (decrease) increase in cash	(1,470,315)	1,896,194	10,191

Cash, beginning of period	1,480,506	220,319	-

Cash, end of period	$10,191	$2,116,513	$10,191

 (Continued)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to September 30,
	2009	2008	2009
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$289,448	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$559,253	$452,104	$3,040,180
Preferred dividends paid through common stock issuance	$135,955	$11,013	$664,070
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$2,464,167	$1,720,114	$9,254,821

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

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

Interim periods
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $2,581,473 during the nine months ended September 30, 2009. Also, the Company had a cash balance of $10,191, a working capital deficit of $3,860,057 and a stockholders’ deficit of $3,617,237 at September 30, 2009.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

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

Recent Accounting Pronouncements
In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This pronouncement also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The pronouncement was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

1.	Organization and summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)
In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Company’s financial statements.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

2.	Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Professional standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, our forfeitures were expected to be 50% on grants after April 2008 and zero prior to that time.

Total estimated share-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 were $0 and $7,585,653, respectively, and are included in general and administrative expenses.

A summary of option activity for the nine months ended September 30, 2009 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2008	3,777,505	$4.45 - 30.00	2009 - 2013
Exercised	(29,404)	$7.90	2013
Outstanding at Sept. 30, 2009	3,748,101	$4.45 - 30.00	2009 - 2013

Exercisable at Sept. 30, 2009	3,748,101

All of the options exercised during the nine months ended September 30, 2009 were in exchange for services from the Company’s strategic consultant.

3.	Shareholders’ equity

During the nine months ended September 30, 2009, the Company issued 29,404 shares of common stock for $216,559 of consulting fees and $15,732 in rent (at $7.90 per share) upon the exercise of options.  In addition, 16,854 Series C and 30,056 Series D preferred shares and related accrued dividends were converted to 109,048 shares of common stock during the nine months ended September 30, 2009.  The Company also issued 62,674 shares of common stock in accordance with terms of the Product Development Agreement with  Olexander, Inc.  Olexander, Inc. earned shares valued at $225,000 on May 21, 2009 with the filing of the Company’s first patent for a synthetic sealant.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

3.	Shareholders’ equity (continued)

The Company also issued 7,500 shares of Series E preferred shares in lieu of $45,000 in salary to its CFO, and 9,334 shares of Series E preferred shares in lieu of director compensation of $56,000 during the nine months ended September 30, 2009.  In addition, 19,500 shares of Series E preferred shares were issued for $117,000 in cash.  Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Its share price is $6.00 and it was originally convertible into one common share at the conversion price of $4.75.  The conversion price was reduced to $3.92 in 2008, and further reduced to $2.75 on June 25, 2009.

The Company records a beneficial conversion feature in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.  A beneficial conversion feature totaling $2,464,167 was recorded in the nine months ended September 30, 2009 to reflect the reduction in conversion price and for the Series E shares issued.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,		Cumulative
	2009	2008	2009	2008	from inception
Research and development:
Consulting	$-	$137,987	$173,247	$413,961	$6,309,233
Expense reimbursements	-	-	-	-	152,001
Engineering development	-	-	-	-	3,554,877
Total R&D to related parties	-	137,987	173,247	413,961	10,016,111

General and administrative:
Consulting	-	34,497	43,312	103,492	1,553,816
Rent	3,933	3,570	11,799	10,710	110,039
Expense reimbursements	-	-	-	-	113,789
	3,933	38,067	55,111	114,202	1,777,644

Total expenses to related parties	$3,933	$176,054	$228,358	$528,163	$11,793,755

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

The Company previously entered into a ten-year employment agreement with its CEO, which was scheduled to expire on April 23, 2009.  While the CEO and the compensation committee of the board of directors continue to negotiate a restructuring of the financial terms of this employment agreement, no final agreement had been reached at September 30, 2009.  Therefore, the rollover provisions of the original agreement have been applied to these financial statements and the compensation amounts in effect for the first quarter of 2009 continue through September 30, 2009.  Although the parties have not reached an agreement to date, both the CEO and the compensation committee expect that the CEO’s salary will be substantially reduced under the proposed restructuring.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

5.	Subsequent event

Stock options
Subsequent to September 30, 2009, a total of 1,894,194 common stock options either expired (425,000) or were forfeited (1,469,194).  The exercise price of these options ranged from $7.90 - $30.00.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

To date, our activities have included the market analysis and development of our MedClose device and the raising of development and working capital. Our operations are currently focused on the business of developing a patented internal puncture closure device known as “MedClose”. We have not commenced revenue producing operations.

The MedClose is a medical device that is designed to seal arterial puncture sites in patients who have undergone diagnostic or interventional catheterization procedures. It utilizes a proprietary catheter system that is designed to enhance manual compression by delivering a biologic or synthetic sealant that forms an elastic coagulum that is fully absorbed within 10 to 14 days. The MedClose is designed to significantly reduce the time to hemostasis (the stoppage of bleeding), thereby accelerating the patient’s post-operative recovery and reducing the amount of time spent by post-operative professionals. The MedClose applications and usage capabilities are intended for cardiac diagnostic and interventional cardiology procedures as well as interventional radiological and proposed carotid stenting procedures. As of the date of this report, MedClose is not available for commercial distribution. We hold three patents for both the instrument and the technique used in connection with MedClose, and two additional patents pending.

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

We expect to commence revenue producing operations subject to US or foreign regulatory approval of the MedClose device. As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than US approval, and we intend to focus  our development efforts on the approval of the MedClose device in the European Union.  We intend to submit an application for a CE mark for the MedClose product, as a delivery system consisting of the MedClose device coupled with our proprietary sealant.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union. The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, however, we cannot continue progress on the CE mark application.

We also intend to continue our development of a proprietary synthetic sealant suitable for use in connection with the MedClose device. In March 2009, we entered into a product development agreement with Dr. Olex Hnojewyj, a holder of 13 patents in the field of vascular closure and other medical devices, pursuant to which Dr. Hnojewyj has been retained by us to develop a synthetic sealant on our behalf suitable for utilization with the MedClose device.  We have developed a synthetic compound, and in May 2009, we filed our first patent for a synthetic sealant for specific application for the MedClose device.  We conducted animal testing of the sealant during April 2009 and have successfully completed animal testing to date, subject only to the completion of Good Laboratory Practices (GLP) animal testing and animal biocompatibility testing.  However,our pursuit of the GLP and biocompatibility testing is subject to our receipt of additional capital.

Upon receipt of additional capital, we expect to commence clinical trial testing of the MedClose device utilizing the synthetic sealant formula in multiple European locations.  Upon successful completion of the European clinical trials utilizing our proprietary synthetic sealant, we intend to respond to the FDA’s outstanding comments on our pending application for an investigational device exemption for the MedClose.  We also intend to pursue an ISO 13485 certification of our records and procedures relating to our development and the proposed manufacturing of our MedClose device and proprietary sealant.

We do not expect to purchase or sell significant plant or equipment during 2009, nor do we expect a significant change in the number of our employees during the year.

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of November 13, 2009, we have issued 588,870 shares of Series E Preferred shares for cash and in payment of expenses totaling of $3,553,220.

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

The shares of Series E Preferred Stock have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

Results of Operations

Revenue.  We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

Research and Development.  Our expenses related to research and development during the nine month period ended September 30, 2009 increased by approximately $131,157 over the prior year period.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant.  The increase in research and development expenses during 2009 included an increase of $371,870 in engineering and development over the prior year period due to our movement toward obtaining regulatory approval in Europe, offset by a decrease in consulting fees of approximately $240,713 as a result of the expiration of our consulting agreement with CTM Group in April 2009.  Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative.  During the nine month period ended September 30, 2009, general and administrative expenses decreased by $7,577,589 over the prior year period.  The decrease was primarily due to a decrease of $7,585,653 in stock option expenses from the first nine months of 2008 compared to the first nine months of 2009, plus a decrease in consulting fees of approximately $60,200 as a result of the expiration of our consulting agreement with CTM Group in April 2009 and decreases in professional fees of $43,700, offset by increases in officers’ salaries and related payroll in the approximate amount of $74,900 and director fees in the amount of $56,000.

Net Loss.  Our net loss decreased by $7,432,172 for the nine months ended September 30, 2009 over the prior year period.  The decrease in net loss was due mainly to the decrease in stock option expenses, offset by the increase in research and development expenses.

Financial Condition

As of September 30, 2009, we had $10,191 of cash and a working capital deficit of $3,860,057, which includes accrued dividends of $3,138,882 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash.

Commencing in July 2009, we began to curtail certain product development and testing due to limited working capital.  We believe that we will require a minimum of $3 million of additional working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $3 million additional capital over the next 12 months. We will seek to obtain additional working capital through the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  During the quarter ended September 30, 2009, we borrowed $47,717 from an officer of the Company to pay certain expenses.  This unsecured loan bears no interest and is due on demand.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2008 states that due to our working capital deficiency at December 31, 2008 there is a substantial doubt about our ability to continue as a going concern.

As noted above, we are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacturing, marketing and sale of the product directly. If we pursue the direct manufacturing and marketing of the MedClose product, we will, in all likelihood, require up to $40 million of additional capital in order to (i) complete clinical trials and regulatory approvals in Europe, North America and other designated foreign markets; (ii) commence manufacturing of the device; and (iii) commence marketing and sales of the device, including the development of a internal infrastructure necessary to support manufacturing and marketing.

We will endeavor to raise additional funds through the sale of our Series E preferred shares and any other available financing sources in order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose. However, there are no agreements or understandings with any third parties at this time for our receipt of additional working capital, and there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If we are unable to access additional capital on a timely basis, we will be unable to expand or continue our development of the MedClose device and our operating results will be adversely affected.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we issued 2,500 shares of our Series E Preferred shares to our chief financial officer in lieu of $15,000 of salary.  In addition, we sold 2,500 shares of Series E Preferred Stock to one investor for gross proceeds of $15,000.  The issuance of the shares of Series E Preferred Stock was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Item 6.	Exhibits.

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc. (Registrant)

Dated: November 16, 2009	By:	/s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

	By:	/s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer