Form 10-K
period 2009-12-31
CPC OF AMERICA INC
filed 2010-04-15
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-24053

CPC of America, Inc.
(Name of registrant as specified in its charter)

Nevada	11-3320709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive, #89 Las Vegas, Nevada	89108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 952-9650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0005 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of June 30, 2009 was approximately $22,243,464.

The number of shares of the common stock outstanding as of April 13, 2010 was 9,537,051.

DOCUMENTS INCORPORATED BY REFERENCE.  NONE

PART I

ITEM 1.  BUSINESS.

Unless otherwise indicated, all references to our company include our wholly-owned subsidiaries, Med Enclosure, LLC, a Nevada limited liability company, and CPCA2000, Inc., a Nevada corporation.

Overview

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

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2009, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $700.

Our executive offices are located at 5348 Vegas Drive, #89, Las Vegas, Nevada 89108 and our telephone number is (702) 952-9650.

General

CPC of America is engaged in the business of developing and acquiring cardiology therapeutic and disposable devices and products as well as the manufacture and distribution of these devices and products. We are currently engaged in the development of the MedClose internal puncture closure device. MedClose utilizes any approved biological or synthetic sealants to close puncture wounds following surgical procedures utilizing arterial puncture access.

MedClose is in the development stage and has not been approved for sale in the United States or any foreign jurisdiction. We expect to commence revenue producing operations subject to US or foreign regulatory approval of the MedClose device.  As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than US approval, and we intend to focus our development efforts on the approval of the MedClose device in the European Union.  We intend to submit an application for a CE mark for the MedClose product, as a delivery system consisting of the MedClose device coupled with our proprietary sealant.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union.  The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, we cannot continue progress on the CE mark application.

We also intend to continue our development of a proprietary synthetic sealant suitable for use in connection with the MedClose device.  In March 2009, we entered into a product development agreement with Dr. Olex Hnojewyj, a holder of 13 patents in the field of vascular closure and other medical devices, pursuant to which Dr. Hnojewyj had been retained by us to develop a synthetic sealant on our behalf suitable for utilization with the MedClose device.  We have developed a synthetic compound, and in May 2009, we filed our first patent for a synthetic sealant for specific application for the MedClose device.  We conducted animal testing of the sealant during April 2009 and have successfully completed animal testing to date, subject only to the completion of Good Laboratory Practices (GLP) animal testing and animal biocompatibility testing.  However, our pursuit of the GLP and biocompatibility testing is subject to our receipt of additional capital.

Currently our focus is to acquire the necessary working capital from the issuance of debt instruments or the sale of our securities.  However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

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

The MedClose is not presently available for general human use. Extensive animal studies of the MedClose device were successfully completed in 2002 through 2004 and provided to the FDA.  We conducted limited human clinical trials, involving 16 enrolled subjects, of the MedClose device in the United States from August to October 2006, and we expect to resume human clinical trials in the United States subject to the FDA’s approval of our pending investigational device exemption, of which there can be no assurance.  In the fourth quarter of 2006, we commenced human clinical investigations in Canada, with the knowledge and concurrence of the Canadian regulatory authorities. We conducted human clinical trials, involving 44 enrolled subjects, of the MedClose device in Canada from October 2006 to August 2007. Based on the experiences and input of the clinical investigators, we voluntarily suspended human clinical trials in Canada in August 2007 due to changes in the third party vendor’s sealant formula which was disclosed in a May 2009 FDA warning letter to that third party.

On November 30, 2007, we submitted to the FDA an investigational device exemption, or IDE, application to clinically investigate the MedClose device in the U.S. Absent an effective exemption from the IDE regulations or a finding that the device is a non-significant, low risk device, compliance with the FDA’s IDE regulations is required before a medical device product can proceed to the last phase of the FDA regulatory process, human testing of the device.  In December 2007, the FDA responded to our IDE application with a disapproval letter. We have since filed three IDE supplements to address deficiencies cited by the FDA and the third of these was submitted on September 5, 2008.  In October 2008, the FDA responded to our September 2008 IDE supplement with a disapproval letter citing two remaining deficiencies, both of which related to the third party biological sealant we originally used in the application of the MedClose device.  Upon receipt of sufficient capital resources we will commence with completing the necessary requirements to amend the IDE with substituting our proprietary synthetic sealant for the original biologic sealant obtained from the vender.  With that substitution, we anticipate a transfer back to CDRH from CBER since synthetic sealants are determined to be medical devices and not biological like the fibrin sealant.

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

We expect to commence revenue producing operations subject to our receipt of US and/or foreign regulatory approvals of MedClose.  As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than US approval, and we are currently focusing our development efforts on the approval of the MedClose device in the European Union.  The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, we cannot continue progress on the CE mark application.

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

International

The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE mark compliance, manufacturers are required to comply with the European quality systems standards. We have commenced the process for applying for the CE mark approval for our MedClose device and certification of our quality system.  The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, we cannot continue progress on the CE mark application.

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

Patents and Trademarks

We hold three patents from the U.S. Patent and Trademark Office for the MedClose device and procedure and we have filed two additional patents pending. We also have two registered trademarks in the United States and registrations in Argentina, India, Madrid Protocol, Mexico, New Zealand, Pakistan, Taiwan, and pending applications in Brazil, Canada, and Venezuela for the name MedClose.  In May 2009, we submitted a patent application for our proprietary synthetic sealant.  In September 2002, we received three patents from the U.S. Patent and Trademark Office on our CPCA 2000 counterpulsation unit. At present, we have submitted domestic and international applications to patent the CPCA 2000 and our counterpulsation technology and have been granted patents in Ireland and the United Kingdom and have received a trademark on the name "CPCA 2000” and its logo in the United States.

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

Research and Development

Since inception through December 31, 2009, our research and development expenses have amounted to approximately $23,362,461, including $1,736,427 and $1,986,790 spent on research and development in 2009 and 2008, respectively. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services.

Employees

As of the date of this report, we employ two persons consisting of our chief executive officer, who is considered a full-time employee, and chief financial officer. We contract with various consultants and professionals to provide services to us including engineering, software, testing, regulatory, quality control, quality certifications, commercial applications/approvals, product development, medical and clinical affairs, clinical trials, clinical research, data management, data analysis, and statistical analysis  on a project by project basis.

Financial Information About Geographic Area

During the last three fiscal years, all of our assets and rights have been located in the United States.

Available Information

Our Internet address is http://www.cpcmeddevices.com. The information on or accessible through our website is not part of this report. We make available, free of charge, through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents are also publicly available free of charge at the SEC’s website at www.sec.gov.

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

We will require additional capital in the future in order to further develop or market our products, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. As of December 31, 2009, we had a working capital deficit of ($3,910,063), which includes accrued dividends of $3,326,077 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. In September 2007, we commenced a private placement of our Series E Preferred Stock, and since December 31, 2007, we have sold 566,203 shares of Series E Preferred shares for the gross proceeds of $3,397,219. We believe that we will require a minimum of $3 million of additional  working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $3 million additional capital over the next 12 months.  We will seek to obtain additional working capital through the sale of our securities or the issuance of debt instruments. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 states that due to our working capital deficiency at December 31, 2009 there is a substantial doubt about our ability to continue as a going concern.

We have issued over time multiple series of preferred stock, which as of December 31, 2009 have accrued dividends in the aggregate amount of $3,326,077.  Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  As of December 31, 2009, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 271,721 shares of Series C Preferred Stock, 594,227 of Series D Preferred Stock and 590,537 of Series E Preferred Stock were issued and outstanding as of such date.

As of December 31, 2009, our outstanding shares of preferred stock had accrued dividends of $3,326,077. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company. Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the  holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash. As of December 31, 2009, we had cash and cash equivalents of $5,583 and a working capital deficit of ($3,910,063).  In the event the holders of a significant number of our Series C and D preferred shares convert their preferred shares and in doing so elect to take their dividends in cash, our working capital will be materially adversely affected.

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

Our business and results of operations may be seriously harmed by changes in third-party reimbursement policies.  We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any changes affect reimbursement for catheterization procedures in which our products are used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from healthcare payors for procedures in which our products are used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures would seriously harm our business.  In the United States, healthcare providers, including hospitals and clinics that purchase medical devices such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of catheterization procedures. Any changes in this reimbursement system could seriously harm our business.  In international markets, acceptance of our products is dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. Our failure to receive international reimbursement approvals could have a negative impact on market acceptance of our products in the markets in which these approvals are sought.  The 2010 Healthcare Reform Bill requires medical devices companies to pay approximately 2.3% of sales of medical devices as an additional tax to fund the healthcare deficiencies shortfall.

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is quoted on the OTC Bulletin Board market under the symbol "CPCF.OB". As of March 31, 2010, the last reported sale price of our common stock as quoted by the OTCBB was $0.85 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

We have issued over time multiple series of preferred stock, each of which has rights senior to our common stock including the right to be paid approximately $14.7 million of liquidation preferences. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  As of December 31, 2009, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 271,721 shares of Series C Preferred Stock, 594,227 of Series D Preferred Stock and 590,537 of Series E Preferred Stock were issued and outstanding as of such date. In the event of the liquidation, dissolution or winding up of our corporation, each holder of our preferred shares shall be paid, prior to any payments to the holders of our common stock, a liquidation preference, plus all accrued and unpaid dividends.  The Series C, Series D and Series E preferred shares are to be paid a liquidation preference of $8.90 per share, $9.15 per share and $6.00 per share, respectively. The aggregate amount of liquidation preferences, plus accrued dividends, as of December 31, 2009 was $14,724,793. Any additional preferred stock issued by our board of directors may contain similar liquidation preferences and other rights and preferences adverse to the voting power and other rights of the holders of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located in Las Vegas, Nevada and through December 31, 2009 we also maintained warehouse space in Sarasota, Florida. Beginning January 1, 2010, the Florida space is no longer being utilized.  Both facilities were leased by us on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially or more than 5% of any class of our voting securities.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted by the OTC Bulletin Board under the symbol "CPCF.OB" Set forth below are high and low bid prices for our common stock for each quarter during the two most recent fiscal years ended. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

Quarter Ended	High	Low

March 31, 2008	$8.90	$4.00
June 30, 2008	$9.75	$7.25
September 30, 2008	$8.50	$5.50
December 31, 2008	$6.00	$2.05

March 31, 2009	$1.91	$4.75
June 30, 2009	$1.80	$4.50
September 30, 2009	$1.80	$2.95
December 31, 2009	$0.77	$2.15

Holders

As of April 2, 2010, there were 238 record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our certificates of designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of common stock. In addition, the holders of our Series E preferred stock are entitled to dividends at the rate of 10% per annum, payable at our option, in cash or common stock. Dividends on preferred stock are only payable at the time the preferred shares are converted into shares of common stock. During 2009, we paid no cash dividends on the shares of our preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009 concerning our equity compensation plans:

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Issuance

Equity compensation plans approved by shareholders	200,000	$4.75	2,560,534

Equity compensation plans not approved by shareholders (1)	1,653,907	$7.90	N/A

(1) Represents shares of 1,553,907 common stock issuable to CTM Group, Inc. and 100,000 common stock issuable to Rod A. Shipman pursuant to option agreements entered into in April 2008. The options vest immediately and expire on or before April 24, 2013. If exercised, these shares represent $13,065,865 in capital to the Company.

Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we sold 19,500 shares of Series E Preferred Stock to 2 accredited investors for the gross proceeds of $117,000. In addition, we issued 10,000 shares of Series E Preferred Stock to our chief financial officer in lieu of $60,000 of salary, and 9,334 to our directors in lieu of $56,000 in director compensation. The offer and sale of our Series E Preferred Stock is being made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All sales are being made to “accredited investors, as defined under Rule 501(a) under the 1933 Act.  The Series E preferred shares are being sold by our executive officers and there is no underwriter involved in the issuance.  The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In addition, during the fiscal year ended December 31, 2009, we issued 109,048 shares of common stock upon the conversion of 16,854 shares of our Series C Preferred Stock, 30,056 shares of our Series D Preferred Stock and related accrued dividends, by the holders of such preferred shares.  We also issued 111,905 shares of common stock for services valued at $289,000.  The shares of common stock issued upon the conversion of our Series C and D Preferred Stock and for services were issued pursuant to an exemption under Section 4(2) of the 1933 Act and Rule 506 thereunder.

We also issued 29,404 shares of common stock upon the exercise of a like number of options.  The options were exercised in exchange for $216,559 in consulting services and $15,732 in rent.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable

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

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2009, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $700.

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

We expect to commence revenue producing operations subject to US and/or foreign regulatory approval of the MedClose device.  As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than US approval and we intend to focus our development efforts on the approval of the MedClose device in the European Union.  We intend to submit an application for a CE mark for the MedClose product, as a delivery system consisting of the MedClose device coupled with our proprietary sealant.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union.  The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, however, we cannot continue progress on the CE mark application.

We also intend to continue our development of a proprietary synthetic sealant suitable for use in connection with the MedClose device.  In March 2009, we entered into a product development with Dr. Olex Hnojewyj, a holder of 13 patents in the field of vascular closure and other medical devices, pursuant to which Dr. Hnojewyj had been retained by us to develop a synthetic sealant on our behalf suitable for utilization with the MedClose device.  We have developed a synthetic compound, and in May 2009, we filed our first patent for a synthetic sealant for specific application for the MedClose device.  We conducted animal testing of the sealant during April 2009 and have successfully completed animal testing to date, subject only to the completion of Good Laboratory Practices (GLP) animal testing and animal biocompatibility testing.  However, our pursuit of the GLP and biocompatibility testing is subject to our receipt of additional capital.

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

We do not expect to purchase or sell significant plant or equipment during 2010, nor do we expect a significant change in the number of our employees during the year.

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of April 2, 2010, we have sold 566,203 shares of Series E Preferred shares for the gross proceeds of $3,397,220 and issued an additional 17,500 shares in lieu of $105,000 of salary to our chief financial officer and 9,334 shares in lieu of $56,000 in director compensation. The Series E Preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at our option. Each Series E Preferred share was convertible into our common shares at a conversion price of $6.00 per share until August 31, 2008, when the conversion price was adjusted to the lower of 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange or $4.50 per share; provided that the conversion price could not be adjusted to an amount below $3.92 per share. At August 31, 2008, the conversion price was deemed to be $4.50 per share.  Subsequently, our board of directors approved an amendment to the Series E Preferred Stock to set the conversion price at $3.92 per share, and in June 2009 our board approved a further amendment to reduce the conversion price to $2.75 per share. The shares of Series E Preferred Stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

Results of Operations

Revenue.  We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

Research and Development. During the 2009 fiscal year, we incurred $1,736,427 of research and development expenses compared to $1,986,790 during fiscal 2008. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "MedClose." Our research and development costs were lower in 2009 than in 2008 due to capital constraints.  Overall, we continued work on obtaining regulatory approval in Europe with the use of proceeds from the Series E Preferred share offering described above. Engineering and development costs increased by $128,338 in 2009, offset by a decrease in consulting fees of approximately $378,701 as a result of the expiration of our consulting agreement with CTM Group in April 2009.  Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative. During fiscal 2009, we incurred $1,153,300 of general and administrative expenses, compared to administrative expenses of $9,168,935 in fiscal 2008, a decrease of $8,015,635. The decrease consisted primarily of a decrease of $7,712,616 in stock option expenses since no options were granted in 2009, plus decreases of $254,295 in legal fees, $27,231 in accounting fees and $36,903 in professional fees as we cut expenses to conserve cash and $94,676 as a result of the expiration of our consulting agreement with CTM Group in April 2009.  These decreases were offset by increases of $60,000 in officers’ salaries as a result of hiring a chief financial officer in July 2008, and director compensation of $56,000.

Financial Condition

As of December 31, 2009, we had a working capital deficit of ($3,910,063), which includes accrued dividends of $3,326,077 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash.

Commencing in July 2009, we began to curtail product development and testing due to limited working capital, and at December 31, 2009 these activities have ceased until we obtain additional working capital.  We believe that we will require a minimum of $3 million of additional working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $3 million additional capital over the next 12 months. We will seek to obtain additional working capital through the sale of our securities or issuance of debt instruments. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.  During the year ended December 31, 2009, we borrowed $47,717 from an officer of the Company to pay certain expenses.  At December 31, 2009 this loan was unsecured.  In March 2010, this loan was converted to a 20% convertible debenture with terms as described below.

In 2010 we have received $244,217 from convertible debt agreements.  These loans are due two years from the date of issuance, bear interest at rates from 20 – 30% per annum and are convertible into shares of our common stock at a rate equal to the closing price of our stock on the date of issuance.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2009 states that due to our working capital deficiency at December 31, 2009 there is a substantial doubt about our ability to continue as a going concern.

As noted above, we are currently analyzing our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacturing, marketing and sale of the product directly. If we pursue the direct manufacturing and marketing of the MedClose product, we will require significant additional capital in order to (i) complete clinical trials and regulatory approvals in Europe, North America and other designated foreign markets; (ii) commence manufacturing of the device; and (iii) commence marketing and sales of the device, including the development of a internal infrastructure necessary to support manufacturing and marketing.

We will endeavor to raise additional funds through the sale of our Series E preferred shares, convertible debt agreements and any other available financing sources in order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose. However, there are no agreements or understandings with any third parties at this time for our receipt of additional working capital and there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If we are unable to access additional capital on a timely basis, we will be unable to expand or continue our development of the MedClose device and our operating results will be adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheets of CPC of America, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2009 and for the period from inception (April 11, 1996) to December 31, 2009.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had a net capital deficiency at December 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also included in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of  CPC of America, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2009 and for the period from inception (April 11, 1996) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Santa Ana, California
April 15, 2010

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets
Cash and equivalents	$5,583	$1,480,506
Prepaid expenses	93,933	112,416

Total current assets	99,516	1,592,922

Patents, net of accumulated amortization of $326,853 in 2009 and $281,333 in 2008	230,647	276,167

Trademark, net of accumulated amortization of $5,544 in 2009 and $5,128 in 2008	688	1,104
TOTAL ASSETS	$330,851	$1,870,193
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loan from officer	$47,717	$-
Accounts payable	343,977	167,789
Accrued payroll and related taxes	291,808	274,575
Accrued dividends payable	3,326,077	2,715,584
Total current liabilities	4,009,579	3,157,948

Commitments and contingencies	-	-

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 and 288,575 shares issued and outstanding
at December 31, 2009 and 2008, respectively	272	288
Series D - 594,227 and 624,283 shares issued and outstanding
at December 31, 2009 and 2008, respectively	594	624
Series E - 590,537 and 551,703 shares issued and outstanding
at December 31, 2009 and 2008, respectively	590	552
Common stock, 20,000,000 shares authorized, $.0005 par value,
9,537,051 and 9,286,694 shares issued and outstanding at
December 31, 2009 and 2008, respectively	4,769	4,643
Additional paid-in capital - preferred	16,622,353	15,096,629
Additional paid-in capital - common	30,578,607	29,144,025
Deficit accumulated during the development stage	(50,885,913)	(45,534,516)
Total shareholders' deficit	(3,678,728)	(1,287,755)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$330,851	$1,870,193

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			from inception
			(April 11, 1996)
	Year ended December 31,		to December 31,
	2009	2008	2009
Costs and expenses:
Research and development - related party	$173,247	$551,948	$10,016,111
Research and development - other	1,563,180	1,434,842	13,346,350
	1,736,427	1,986,790	23,362,461
General and administrative - related party	59,044	152,269	1,781,577
General and administrative - other	1,094,256	9,016,666	17,601,599
	1,153,300	9,168,935	19,383,176

Operating loss	(2,889,727)	(11,155,725)	(42,745,637)

Other income (expense):
Interest expense	-	-	(8,954)
Interest income	2,496	24,034	332,588
Increase in cash surrender value of insurance	-	-	790,910

	2,496	24,034	1,114,544

Net loss	$(2,887,231)	$(11,131,691)	$(41,631,093)

Loss per share calculation:
Net loss	$(2,887,231)	$(11,131,691)
Beneficial conversion feature	(2,464,166)	(2,459,959)
Preferred dividend	(746,449)	(637,465)
Numerator	$(6,097,846)	$(14,229,115)

Basic and diluted weighted average number
of common shares outstanding - Denominator	9,433,757	9,244,602

Basic and diluted net loss per share	$(0.65)	$(1.54)

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	1,853,907	3,777,505
Preferred stock	2,758,435	2,287,701

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2009

	Preferred Stock						Common Stock					Deficit
	Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$ 288	629,109	$ 629	-	$ -	9,124,499	$ 4,562	$ -	$ 20,438,782	$ 10,008,612	$(31,942,866)	$ (1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of
preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of
beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock for cash	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,283	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	38,834	38	-	-	-	-	232,961	-	232,999
Issuance of common stock	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	352,462	-	-	352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,884,231)	(2,887,231)
Balance, December 31, 2009	271,721	$ 272	594,227	$ 594	590,537	$ 590	9,537,051	$ 4,769	$ -	$ 30,578,607	$ 16,622,353	$(50,885,913)	$ (3,678,728)

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2009

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
From inception (April 11, 1996) to December 31, 2009

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
From inception (April 11, 1996) to December 31, 2009

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
From inception (April 11, 1996) to December 31, 2009

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
From inception (April 11, 1996) to December 31, 2009

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			from inception
			(April 11, 1996)
	Year ended December 31,		to December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(2,887,231)	$(11,131,691)	$(41,631,093)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	45,936	45,936	365,049
Contribution of officer's salary/expenses paid by officer	352,462	344,966	838,680
Issuance of common stock and options for services	521,291	8,015,747	17,348,575
Issuance of preferred stock for services	115,999	30,000	145,999
Changes in operating assets and liabilities
Decrease (increase) in other assets	18,483	727,035	(40,160)
Increase (decrease) in accounts and other payable	176,188	144,789	345,153
(Decrease) increase in accrued expenses	17,232	(196,815)	479,534
Net cash used by operating activities	(1,639,640)	(2,020,033)	(22,148,263)

Cash flows from investing activities:
Purchase of patent	-	-	(114,795)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Capital expenditures	-	-	(148,016)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities:
Proceeds from shareholder notes	47,717	-	564,917
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	117,000	3,280,220	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	164,717	3,280,220	22,416,657

Net increase (decrease) in cash	(1,474,923)	1,260,187	5,583
Cash, beginning of period	1,480,506	220,319	-
Cash, end of period	$5,583	$1,480,506	$5,583

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)

			Cumulative
			from inception
			(April 11, 1996)
	Year ended December 31,		to December 31,
	2009	2008	2009
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$289,448	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$746,449	$637,465	$3,227,376
Conversion of preferred stock and preferred dividends
paid through issuance of common stock	$560,955	$55,163	$1,089,070
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent paid by issuance of common stock	$-	$-	$288,708
Settlement of lawsuit by issuance of common stock	$-	$-	$200,000
Valuation of beneficial conversion features	$2,464,166	$2,459,959	$9,254,820

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

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

Liquidity and management’s plans
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of ($2,887,231) during the year ended December 31, 2009. Also, the Company had a cash balance of $5,583, a working capital deficit of ($3,910,063) and a shareholders’ deficit of ($3,678,728) at December 31, 2009.

The Company will require a minimum of $3 million of additional working capital in order to fund its proposed operations over the next 12 months, assuming that Series C, D and E shareholders do not make requests for a substantial amount of dividend payments in cash.  In the event the Company receives substantial requests for dividend payments in cash or encounter a material amount of unexpected expenses, additional working capital in excess of $3 million may be required.  Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.  Management expects to monitor and control the Company’s operating costs until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these plans.  The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

1.   Organization and summary of significant accounting policies (continued)

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  At December 31, 2009, the only active subsidiary is Med Enclosures, LLC (“MED”).

Cash and equivalents, short-term investments and other cash flow statement supplemental information
The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash equivalents with high credit quality financial institutions.  Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, and amounts at brokerage affiliates of the banks are insured by the Securities Investor Protection Corporation (SIPC) up to $500,000.  At December 31, 2009, the Company had no balances in excess of insured limits.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

No income taxes have been paid since inception.  Payments of $8,954 for interest have been made since inception, none of which was paid in 2008 or 2009.

Patents and trademarks
Patents and trademarks are stated at cost and amortized using the straight line method over their economic useful life, which is estimated at fifteen years.  Amortization expense was $45,936 in 2009 and 2008.

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

Reclassifications
Certain items in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

1.   Organization and summary of significant accounting policies (continued)

Intangibles and long-lived assets
Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.  As of December 31, 2009, the Company expects these assets to be fully recoverable.

	2009	2008
Patents
Gross carrying amount	$557,500	$557,500
Accumulated amortization	$326,853	$281,333
Amortization expense	$45,520	$45,520

Trademark
Gross carrying amount	$6,232	$6,232
Accumulated amortization	$5,544	$5,128
Amortization expense	$416	$416

Amortization of intangibles is expected to be approximately $46,000 in each of the next five years.  Both patents and the trademark are being amortized over 15 years.

Income taxes
The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes.  Income taxes are accounted for under the liability method in accordance with ASC 740, Income Taxes.  Tax returns are subject to examination by taxing authorities and the returns for years 2005 – 2008 are still open.

Research and development costs
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC 730, Research and Development.

Basic and diluted net loss per share
Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For 2009 and 2008 all common stock equivalents were anti-dilutive.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

1.   Organization and summary of significant accounting policies (continued)

Share-based payments
Compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits will be recognized as an addition to additional paid-in-capital.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As share-based compensation expense recognized for the years ended December 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Professional standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, our forfeitures were expected to be 50% on grants after April 2008 and zero prior to that time.

Total share-based compensation expenses recognized for the years ended December 31, 2009 and 2008 were $0 and $7,712,616, respectively, and are included in general and administrative expenses.  The incremental share-based compensation caused our net loss to increase by the same amounts.  It also caused the basic and diluted loss per share to increase by $.00 and $.83 in the years ended December 31, 2009 and 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2008

Risk free interest rate	2.5% - 2.875%
Volatility	66% - 68%
Term	5 years
Expected dividend yield	none

Since we have a net operating loss carryforward as of December 31, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2009 and 2008.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

1.   Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No.133” (ASC 815).  This standard requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009 and adoption had no impact on these financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60" (ASC 460). This standard interprets and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009 and adoption had no impact on these financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (ASC 450). This standard establishes principles and requirements for subsequent events, and is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company adopted this standard in the second quarter with no significant effect on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140"(ASC 860). This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

1.   Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)
In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" (ASC 810) . This standard improves financial reporting by enterprises involved with variable interest entities and is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (ASC 105). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company adopted this standard in the third quarter with no material effect on its financial statements.

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
December 31, 2009

1.   Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)
In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01,  Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on our consolidated financial statements.

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

2.   Shareholders’ equity (deficit) (continued)

Series C preferred stock
In October 2001, the Company commenced the private placement sale of Series C preferred stock at $8.90 per share.  The Company sold 359,780 shares for proceeds of $3,202,042.  The Company recorded a beneficial conversion feature totaling $1,067,337 at the date of issuance.  The Series C preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock.  Each Series C share was convertible into one common share until June 30, 2002, when the conversion price was adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement.  At June 30, 2002, the conversion price was adjusted to $3.57 per share.  Accrued dividends of $933,289 on the 271,721 shares outstanding at December 31, 2009 remain unpaid.

Series D preferred stock
In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share.  The Company sold 819,336 shares for proceeds of $7,496,924.  The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock.  Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share.  Accrued dividends of $1,828,087 on the 594,227 outstanding shares remain unpaid at December 31, 2009.

Conversions of Series C and Series D preferred stock have occurred as follows:

	# of		# of		# of
	Series C	Accrued	Series D	Accrued	Common
	Shares	Dividends	Shares	Dividends	Shares
Year	Converted	Converted	Converted	Converted	Issued
2002	18,576	$6,625	-	$-	46,314
2003	26,786	$18,071	-	$-	73,800
2004	11,236	$11,758	27,873	$16,706	70,918
2005	6,180	$9,500	106,922	$107,823	176,405
2006	5,618	$9,520	28,418	$39,390	60,219
2007	2,809	$7,137	27,014	$54,000	55,964
2008	-	$-	4,826	$11,013	8,045
2009	16,854	$53,011	30,056	$82,944	109,048
Totals	88,059	$115,622	225,109	$311,876	600,713

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

2.   Shareholders’ equity (deficit) (continued)

Series E preferred stock
In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share.  The Series E preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price would have been adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price would not have been adjusted to an amount below $13.00 per share.  At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price was adjusted to the lower of $4.50 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  The conversion price on August 31, 2008 was $4.50 per share.  The board of directors subsequently adjusted the conversion to $3.92 to be effective December 31, 2008.  During the year ended December 31, 2008, the Company issued 546,703 shares of Series E preferred shares for cash proceeds of $3,280,220, and another 5,000 shares in payment of $30,000 of the CFO’s salary.  A beneficial conversion feature totaling $2,459,959 has been recorded in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company recognized and measured the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.  During the year ended December 31, 2009, the Company issued 10,000 shares of Series E preferred shares in lieu of $60,000 in salary to its CFO, and 9,334 shares of Series E preferred shares in lieu of director compensation of $56,000.  In addition, 19,500 shares of Series E preferred shares were issued for $117,000 in cash.  On June 25, 2009 the conversion price was further reduced to $2.75. A beneficial conversion feature totaling $2,464,166 was recorded to reflect the reduction in conversion price and for the Series E shares issued.  As of December 31, 2009, the outstanding number of shares of Series E preferred stock was 590,537 and the amount of accrued dividends was $564,701.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

2.   Shareholders’ equity (deficit) (continued)

Common stock
See discussion above for common share issuances upon conversion of preferred shares. Also, see discussion below for issuance of common shares upon exercise of stock options.

During 2009, the Company issued 111,905 shares of common stock for services valued at $289,000.  Of the total, 62,674 shares were issued in accordance with terms of a development agreement, 30,000 shares were issued for a consulting agreement and 19,231 shares were issued for legal services.  Of the $289,000, $225,000 is included in research and development expense, $13,040 is included in general and administrative expense and the remaining $50,960 is included in prepaid expenses in the accompanying financial statements.

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
December 31, 2009

2.   Shareholders’ equity (deficit) (continued)

Common stock (continued)
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

At December 31, 2009 and 2008, the number of shares of common stock issued and outstanding was 9,537,051 and 9,286,694, respectively.

If all preferred stock, related dividends, and options outstanding at December 31, 2009 were converted to common stock, the total number of shares outstanding would be 14,882,649.

Stock options
The Company has granted options to purchase its common stock.  The option prices at the time of grant were at or above the fair value of the Company’s common stock.  The following information applies to all options outstanding at December 31, 2009:

			Weighted		Weighted
		Average	average		average
Exercise	Options	remaining	exercise	Number	exercise
Price	Outstanding	life (years)	price	exercisable	price

$4.45	100,000	3.75	$4.45	100,000	$4.45
$5.05	100,000	3.11	$5.05	100,000	$5.05
$7.90	1,653,907	3.33	$7.90	1,653,907	$7.90

The following information applies to employee options outstanding at December 31, 2009:

			Weighted		Weighted
		Average	average		average
Exercise	Options	remaining	exercise	Number	exercise
Price	Outstanding	life (years)	price	exercisable	price

$7.90	100,000	3.33	$7.90	100,000	$7.90
$4.45	50,000	3.75	$4.45	50,000	$4.45

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

2.   Shareholders’ equity (deficit) (continued)

Stock options (continued)
A summary of stock option activity since inception follows:

	Number of	Exercise
	Options	Price	Expiration
Inception (April 11, 1996)	-	-	-
Granted	4,420,000	$1.125 - 1.25	1997 - 2006
Outstanding at December 31, 1996	4,420,000	$1.125 - 1.25	1997 - 2006
Exercised	(26,666)	$1.125
Expired	(200,000)	$1.18
Outstanding at December 31, 1997	4,193,334	$1.125 - 1.25	2006
Granted	4,152,000	$1.25 - 9.00	2008
Exercised	(57,000)	$1.125 - 2.50
Canceled	(1,173,334)	$1.125
Outstanding at December 31, 1998	7,115,000	$1.125 - 9.00	2003 - 2008
Granted	25,000	$5.50	2004
Exercised	(146,904)	$1.125 - 2.50
Canceled	(490,000)	$1.125
Outstanding at December 31, 1999	6,503,096	$1.125 - 9.00	2003 - 2008
Granted	175,000	$5.00 - $5.75	2004 - 2005
Exercised	(223,832)	$1.125 - 2.50
Outstanding at December 31, 2000	6,454,264	$1.125 - 9.00	2003 - 2008
Granted	15,800	$2.50	2004
Exercised	(360,394)	$1.125 - 2.50
Outstanding at December 31, 2001	6,109,670	$1.125 - 9.00	2003 - 2008
Exercised	(282,480)	$1.125
Canceled	(100,000)	$5.50
Outstanding at December 31, 2002	5,727,190	$1.125 - 9.00	2003 - 2008
Exercised	(775,117)	$1.125 - 9.00
Canceled	(10,000)	$8.00
Outstanding at December 31, 2003	4,942,073	$1.125 - 5.75	2004 - 2008
Granted	550,000	$29.12	2009
Exercised	(460,775)	$1.125 - 5.75
Outstanding at December 31, 2004	5,031,298	$1.125 - 29.12	2006-2009
Exercised	(470,393)	$1.125 - 2.50
Outstanding at December 31, 2005	4,560,905	$1.125 - 29.12	2006-2009
Granted	200,000	$30.00	2009
Exercised	(732,699)	$1.125 - 2.50
Outstanding at December 31, 2006	4,028,206	$2.50 - 30.00	2008-2009

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

2.   Shareholders’ equity (deficit) (continued)

Stock options (continued)

	Number of	Exercise
	Options	Price	Expiration
Outstanding at December 31, 2006	4,028,206	$2.50 - 30.00	2008 - 2009
Exercised	(621,551)	$2.50	2008
Outstanding at December 31, 2007	3,406,655	$2.50 - 30.00	2008 - 2009
Granted	3,390,876	$4.45 - 7.90	2013
Exercised	(154,150)	$2.50 - 7.90	2008 - 2013
Canceled/Expired	(2,865,876)	$2.50 - 30.00	2008 - 2009
Outstanding at December 31, 2008	3,777,505	$4.45 - 30.00	2009 - 2013
Exercised	(29,404)	$7.90	2013
Canceled/Expired	(1,894,194)	$7.90 - 30.00	2009 - 2013
Outstanding at December 31, 2009	1,853,907	$4.45 - 7.90	2013

Exercisable at December 31, 2009	1,853,907	$4.45 - 7.90	2013

The aggregate intrinsic value was zero on all outstanding options at December 31, 2009, since the Company’s stock was trading at a lower value than any of the options granted.  At December 31, 2009, all compensation costs have been recognized and all remaining options are vested.

In February 2008, 100,000 options were granted: 50,000 to each of the two outside board members at an exercise price of $5.05 for services performed.  The options vest immediately and expire on February 11, 2013.  In April 2008, 3,190,876 options were granted: 1,607,565 to the Company’s CEO and 1,583,311 to the Company’s strategic consultant at an exercise price of $7.90 for services performed.  The options vest immediately and expire on or before April 24, 2013.  In October 2008, 100,000 options were granted: 50,000 to each of the two board members appointed to the board in 2008 at an exercise price of $4.45 for services performed.  The options vest immediately and expire on October 8, 2013.  The fair value of these options was determined to be $7,712,616, which was included in general and administrative expenses in the accompanying 2008 statement of operations.  In November 2009, the Company’s CEO forfeited 1,469,194 stock options.

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

2.   Shareholders’ equity (deficit) (continued)

Stock options (continued)
In October 2004, 275,000 options were granted to a consultant at an exercise price of $29.12 for services performed.  The options vest immediately and expired on October 11, 2009.  The fair value of these options was calculated using the Black-Scholes option pricing model and was determined to be $3,117,034, which was included in the accompanying 2004 statement of operations.

Also in October 2004, 275,000 options were granted to the Company’s CEO at an exercise price of $29.12 for services performed.  The options vest immediately and expire on October 11, 2009.  The fair value of these options was calculated as the difference between the exercise price and $34.25, the selling price of Company’s stock at the grant date.  A total expense of $1,410,750 is included in the accompanying 2004 statement of operations.  In May 2008, the Company’s CEO cancelled his 275,000 options.

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

Of the $232,291 in options exercised during 2009, $216,559 was for consulting services for the Company’s strategic consultant and $15,732 was for rent from the same consultant.

Of the $592,579 in options exercised during 2008, $289,448 was in lieu of a cash repayment of debt from the Company’s CEO, which is included in the caption “debt to equity conversion” in the statement of cash flows.  In addition, the CEO elected not to receive cash for a portion of the compensation from his employment contract; instead he exercised options in the amount of $303,131.

If all options outstanding at December 31, 2009 were exercised, the Company would receive $14,015,865 in capital.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

3.   Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  At December 31, 2009 the Company has an estimated net operating loss carryforward for federal tax purposes of approximately $28,900,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2030. The Company had deferred tax assets of approximately $10,100,000 and $9,100,000 at December 31, 2009 and 2008, respectively, relating to its net operating loss.  A 100% valuation allowance, which increased by $1,000,000 in 2009, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

4.   Commitments and contingencies

Consulting agreements
In January 1997, the Company entered into a consulting agreement with its strategic consultant, CTM Group, Inc. (a related party), for five years at $5,000 per month.  The agreement was amended in November 1997 to increase the fees to $8,000 per month, in April 1998 to increase the fees to $10,000 per month and extend the term of the agreement for an additional five years and in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year.  Base compensation was $19,250 per month in 2002 and $18,333 per month in 2001.  In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000.  For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options valued at $3,117,034 (see note 2).  The agreement was amended again in 2005 to provide for increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to  $698,934  effective  as  of  January 1, 2007.  The  2005  amendment  also  required  the consultant to be personally responsible for travel, entertainment or other business expenses incurred by the consultant in connection with the performance of his duties on behalf of the Company. The expiration date for this agreement was April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.

In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were also granted under the April 1998 amendment.  The options vested and became exercisable in ten equal installments of 200,000 shares each year starting at the grant date. The unexercised options of 1,258,565 expired on April 22, 2008.

In early 2009, CTM Group, Inc. and its strategic consultant notified the Company that it would not seek to renew the consulting contract and the agreement expired on April 23, 2009.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

4.   Commitments and contingencies (continued)

Employment agreement - CEO
In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provided for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company.  The agreement was amended in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year.  Base monthly compensation was $18,333 in 2001 and $19,250 in 2002.  In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000.  For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options (see note 2). The agreement was amended again in 2005 to provide for increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to $698,934 effective as of January 1, 2007.  The 2005 amendment also required the CEO to be personally responsible for travel, entertainment or other business expenses incurred by the CEO in connection with the performance of his duties on behalf of the Company.  The expiration date for this agreement was April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.  Since neither party elected not to renew the agreement, this employment agreement was renewed on April 23, 2009 for an additional five years.  The new expiration date is April 23, 2014.  The Company has not made timely payments to its CEO.  Due to this breach of the agreement by the Company, the CEO has agreed to, but not finalized, a salary of $175,000 plus expenses, benefits, and reimbursement of related Company expenses effective April 23, 2009.  In the fourth quarter of 2009, the Company’s CEO forgave $352,462 in salary in 2009 to make his salary of $175,000 effective as of April 23, 2009.

In addition, options to purchase 2,000,000 shares of common stock at $2.50 per share were granted under the April 1998 agreement.  The options vest and become exercisable in ten equal installments of 200,000 shares each year starting at the grant date.  The unexercised options of 1,282,565 expired on April 22, 2008.

Employment agreement - CFO
Effective July 1, 2008, the Company entered into a three year employment agreement with its CFO.  The agreement provides for a base salary of $5,000 per month beginning July 2008.  In addition the Company shall issue to the CFO 30,000 shares of the Company’s Series E Preferred Stock to vest ratably over the term of the agreement.  The agreement also requires the CFO to be personally responsible for travel, entertainment or other business expenses incurred by the CFO in connection with the performance of her duties on behalf of the Company.  The Company has not made timely payments to its CFO.  Due to this breach of contract by the Company, the CFO has agreed to an amendment of this employment agreement.  Effective January 1, 2010, base salary will be $10,000 per month plus expenses, benefits and reimbursement of related Company expenses.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

4.   Commitments and contingencies (continued)

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

Office lease
The Company leases its Sarasota, Florida office space under a one-year lease at $1,190 per month from a related party.  The lease expired November 30, 2005 and was on a month-to-month basis through December 31, 2009, at which time the lease was cancelled.  Actual rent expense was $15,732 in 2009 and $14,280 in 2008.

5.   Related party transactions

The Company has a consulting agreement with its strategic consultant, a related party (see note 4).  The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company’s proprietary intellectual properties and for office rent.  The Company incurred expenses under these agreements as follows:

	Year ended December 31,		Cumulative
	2009	2008	from inception

Research and development:
Consulting	$173,247	$551,948	$6,309,233
Expense reimbursements	-	-	152,001
Engineering development	-	-	3,554,877
Total R&D to related parties	173,247	551,948	10,016,111

General and administrative:
Consulting	43,312	137,989	1,553,816
Rent	15,732	14,280	113,972
Expense reimbursements	-	-	113,789
	59,044	152,269	1,781,577

Total expenses to related parties	$232,291	$704,217	$11,797,688

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009

6.   Subsequent events

Events subsequent to December 31, 2009, have been evaluated through April 15, 2010, the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  During this period, the Company issued $244,217 in convertible debt agreements.  The debt bears interest at rates from 20% to 30% per annum and is due two years from the date the cash is received and is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received.  Management found no other subsequent events that should be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of our chief executive officer and chief financial officer, as required by the rules of the SEC. Our chief executive officer and chief financial officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2009 are set forth below.

Name	Director Since	Age	Position Held

Rod A. Shipman	1996	59	President and Chief Executive Officer

Marcia J. Hein	2008	51	Treasurer and Chief Financial Officer

Rafe Cohen	1998	62	Director

William C. Lievense	1996	62	Director

Ronald Cenko	2008	46	Director

Set forth below is a summary of our executive officers’ and directors’ business experience. The experience and background of each of our directors, as summarized above, were significant factors in his previously being nominated as a director of the Company.

Rod A. Shipman.  Mr. Shipman has served as our president and chief executive officer since January 1997, and has served as our corporate secretary since July 1997.  Mr. Shipman also served as our chief financial officer and treasurer from September 2000 to July 2008. Mr. Shipman has served as member of our board of directors since our inception in May 1996.  Mr. Shipman has over 30 years of experience in the medical industry with various public and private medical suppliers and medical providers. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California.

Marcia J. Hein. Ms. Hein has served as our chief financial officer and treasurer, and a member of our board of directors, since July 2008.  Ms. Hein has served as the owner and manager of Marcia J. Hein, CPA, an accounting firm located in Fort Collins, Colorado, since October 2003. Prior to that, Ms. Hein was a partner in Cacciamatta Accountancy Corp., a registered independent public accounting firm located in Irvine, California, from October 1994 to October 2003. Ms. Hein is licensed as a certified public accountant in the states of Colorado and California.  Ms. Hein holds a Bachelor of Science in accounting from Western Kentucky University.

Rafe Cohen. Mr. Cohen has served as a member of our board of directors since July 1998, and served as our treasurer from July 1998 to September 2000.  For the past five years, Mr. Cohen has served as president of Galaxy Theaters.  Mr. Cohen is licensed as a certified public accountant by the state of California.  Mr. Cohen received a Masters Degree in Business Taxation from the University of Southern California in 1976, and a Masters Degree in Finance from the University of California, Los Angeles in 1972.

William C. Lievense. Mr. Lievense has served as a member of our board of directors since October 1996. From 2004 until his retirement in 2009, Mr. Lievense was employed by Triad Hospitals, Inc. as the chief executive officer of its hospital in Jonesboro, Arkansas.  Mr. Lievense was the president and chief executive officer of Columbia/Doctors Hospital of Sarasota, Florida, and its predecessor, Galen Health Care Corporation from 1993 to his retirement in January 2000.  Mr. Lievense has over 25 years of experience in the medical industry, including extensive experience with the operation of hospitals.  Mr. Lievense received a Bachelor of Arts degree in Sociology from Alma College in Alma, Michigan and received a Masters degree in Business Administration from the University of Louisville, Kentucky.

Ronald Cenko. Mr. Cenko has served as a member of our board of directors since October 2008.  Mr. Cenko also has served as vice president and chief financial officer of Siena Health Ventures, a private equity sponsored multi-state provider of outpatient rehabilitation services, since May of 2007.  From July 2006 through May 2007, Mr. Cenko was chief financial officer for Upstream Rehabilitation, Inc, a private equity sponsored multi-state provider of outpatient rehabilitation services.  From March 1996 to July 2006, Mr. Cenko was chief financial officer of Physical Rehabilitation Network, a private equity sponsored regional provider of outpatient rehabilitation services, which was acquired by Upstream Rehabilitation, Inc. in March 2004.  Mr. Cenko is licensed as a certified public accountant in the state of California and is a graduate of the University of Michigan Business School with a BBA in finance and accounting.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as s futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii.	Engaging in any type of business practice; or
	iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i.) above, or to be associated with persons engaged in any such activity;

●
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

●
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

●
Been subject or, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any federal or state securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our executive offices at 5348 Vegas Drive, #89, Las Vegas, Nevada 89108; Attention: Investor Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2009.

Recommendation of Nominees to the Board

There were no changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Diversity

Our Board of Directors does not currently consider diversity in identifying director nominees, and we do not currently have a policy regarding diversity on the Board.

Audit Committee; Financial Expert

We do not have a separately designated standing audit committee or a committee performing similar functions.  We do, however, consider Mr. Cenko, one of our directors, a financial expert.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2009 and 2008 by (i) our Chief Executive Officer (principal executive officer), and (ii) our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)			Bonus ($)	Stock Awards ($)			Option Awards ($)(1)		Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Rod A. Shipman, CEO	2009	337,473	(2)		―	―			―		―	―	―	337,473
	2008	689,935	(3)		―	―			7,351,666	(9)	―	―	―	8,041,601
Marcia Hein, CFO (10)	2009	60,000	(4)	(5)	―	73,000	(6)	(7)	―		―	―	―	133,000
	2008	30,000	(5)		―	30,000	(6)		126,961	(8)	―	―	―	186,961

(1)
The dollar amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2009 and 2008, in accordance with generally accepted accounting principles.  Assumptions used in the calculation of this amount are included in footnote (1) to our audited financial statements for the fiscal years ended December 31, 2009 and 2008.

(2)
Of the $337,473 in salary for 2009, $119,266 was paid in cash, and $218,207 was accrued as of December 31, 2009.  Mr. Shipman was personally responsible for the payment of and not entitled to seek reimbursement from CPC for any travel, entertainment, or other business expenses he incurred in connection with the performance of his duties on behalf of CPC.  In addition, during the reported periods, Mr. Shipman received no benefits from us and paid all routine office expenses, including postage, courier, phone and supplies without reimbursement from us.

(3)
Of the $689,935 in salary earned in 2008, $151,565 was paid via offset against the exercise price payable by Mr. Shipman on his option exercises during 2008, $344,966 was forgiven by Mr. Shipman, $20,920 was paid in cash, and $172,484 was accrued as of December 31, 2008.  The amount accrued at December 31, 2008 was paid in the first quarter of 2009.  Mr. Shipman was personally responsible for the payment of and not entitled to seek reimbursement from CPC for any travel, entertainment, or other business expenses he incurred in connection with the performance of his duties on behalf of CPC.  In addition, during the reported periods, Mr. Shipman received no benefits from us and paid all routine office expenses, including postage, courier, phone and supplies without reimbursement from us.

(4)	Of the $60,000 in salary earned in 2009, $15,000 was paid in cash, and $45,000 was accrued as of December 31, 2009.

(5)
Ms. Hein was personally responsible for the payment of and not entitled to seek reimbursement from CPC for any travel, entertainment, or other business expenses she incurred in connection with the performance of her duties on behalf of CPC.  In addition, during the reported periods, Ms. Hein received no benefits from us and paid all routine office expenses, including postage, courier, phone and supplies without reimbursement from us.

(6)
Pursuant to her employment agreement, Ms. Hein was granted 30,000 shares of our Series E Preferred Stock, of which 10,000 shares vested ($60,000) in 2009 and 5,000 shares vested ($30,000) in 2008 and the balance will be issued in 30 equal monthly installments, subject to Ms. Hein’s continued employment.

(7)	In May 2009, Ms. Hein was granted 2,167 shares of our Series E Preferred Stock for total compensation of $13,000.

(8)
In October 2008, Ms. Hein was granted options to purchase 50,000 shares of common stock which have an exercise price of $4.45 per share and which vest and became exercisable immediately and expire October 8, 2013.

(9)
In April 2008, Mr. Shipman was granted options to purchase 1,607,565 shares of common stock which have an exercise price of $7.90 per share and which vest and became exercisable immediately and expire April 25, 2013. In 2009, Mr. Shipman voluntarily cancelled 1,469,194 of these options

(10)	Ms. Hein was hired as the Chief Financial Officer on July 1, 2008

Employment Agreements

The employment agreements with our CEO and CFO are disclosed in note 4 to the accompanying financial statements.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number ofShares or Units of Stock That HaveNot Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units,or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Rod A. Shipman	100,000	(1)	0	0	$7.90	4/24/13	―	―	―	―
Marcia Hein	50,000	(2)	0	0	$4.45	10/08/13	―	―	―	―

(1)
On April 25, 2008, we granted Mr. Shipman options to purchase 1,607,565 shares of common stock which vest and became exercisable immediately.  The exercise price was $7.90 and the options expire April 24, 2013.  Mr. Shipman exercised 38,371 of these shares in lieu of salary in 2008, and cancelled 1,469,194 of the options in 2009.

(2)	On October 8, 2008, we granted Ms. Hein options to purchase 50,000 shares of common which vest and became exercisable immediately.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Rafe Cohen	--	15,000	-	--	--	--	15,000
William Lievense	--	13,000	-	--	--	--	13,000
Ronald Cenko	--	15,000	-	--	--	--	15,000
Marcia Hein	--	13,000	-	--	--	--	13,000

Prior to March 2009, we did not pay any regular fees to our independent directors, however in January 2009 the compensation committee of our board of directors engaged an independent compensation consulting firm, Pure Compensation, LLC, to advise the committee on matters of executive and director compensation.  In March 2009, our compensation committee recommended to our full board of directors, based on the analysis and input of Pure Compensation, LLC, that each independent director by be paid an annual fee of $10,000,  with an additional annual fee of $2,000 payable to each of our committee chairpersons at that time.  All independent directors also receive reimbursement for all out of pocket expenses incurred with their attendance of board and committee meetings.  Mr. Shipman rejected his $12,000 in compensation and asked that it be divided equally among the remaining directors.  Each director agreed to receive his or her compensation in our Series E preferred stock; consequently Mr. Cohen and Mr. Cenko received 2,500 shares of Series E Preferred Stock each and Mr. Lievense and Ms. Hein received 2,167 shares of Series E Preferred Stock each.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the beneficial ownership of our common stock, as of April 2, 2010, by:

●	All of our directors and executive officers, individually;

●	All of our directors and executive officers, as a group; and

●	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 9,537,051 shares of our common stock outstanding as of April 2, 2010, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 2, 2010, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o CPC of America, 5348 Vegas Drive, #89, Las Vegas, Nevada 89108.

Name of Director, Executive Officer or Nominee	Shares(1)			Percentage
Rod A. Shipman	986,832	(2)		10.2%
Rafe Cohen	80,455	(3	)(4)	1.2%
William C. Lievense	119,727	(4	)(5	1.2%
Marcia Hein	92,909	(4	)(6)	1.0%
Ronald Cenko	55,455	(3	)(4)	*

All directors and executive officers as a group (5 persons)	1,372,377			14.0%
* Less than one percent

Name and Address of 5% Holder
CTM Group, Inc.	3,169,940	(7)	28.6%
1350 East Flamingo, #800
Las Vegas, Nevada 89119

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes options to purchase 100,000 shares of common stock

(3)
Includes 5,455 shares of common stock issuable upon conversion of 2,500 shares of Series E Preferred Stock beneficially owned as of April 2, 2010.  The Series E Preferred Stock was issued for service on the Board of Directors.

(4)	Includes options to purchase 50,000 shares of common stock.

(5)
Includes 4,727 shares of common stock issuable upon conversion of 2,167 shares of Series E Preferred Stock beneficially owned as of April 2, 2010.  The Series E Preferred Stock was issued for service on the Board of Directors.

(6)
Includes 42,909 shares of common stock issuable upon conversion of 19,667 shares of Series E Preferred Stock beneficially owned by Ms. Hein as of April 2, 2010.  Pursuant to her employment agreement, Ms. Hein was granted 30,000 shares of our Series E Preferred Stock, of which 5,000 shares vested upon the execution of the employment agreement and the balance will be issued in 30 equal monthly installments, subject to Ms. Hein’s continued employment.  As of April 2, 2010, 17,500 of these shares had vested. In addition, Ms. Hein received 2,167 shares of Series E Preferred Stock in 2009 for service on the Board of Directors.

(7)
Includes options to purchase 1,553,907 shares of common stock at $7.90 which expire on or before April 23, 2013.  Exercise of all these options for cash would create $12,275,865 of capital to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CTM Agreements

In 1998, we entered into a consulting agreement with CTM Group, Inc.  Under the consulting agreement, CTM Group, Inc., was to provide strategic planning services to our company.  Mr. Paul Shabty is the key consultant from the CTM Group, Inc. who provides these consulting services. Mr. Shabty is the co-inventor of our CPCA 2000 counterpulsation device and was primarily responsible for the development of the mechanical and electrical features of the device. Mr. Shabty was responsible for identifying the opportunity to acquire the technology underlying our MedClose device and was primarily responsible for the negotiation and acquisition of the technology in 1993. Following the acquisition of the MedClose technology, Mr. Shabty played a key role in the development of the MedClose technology, including the design and engineering of the MedClose device, the development of additional applications of the technology outside of vascular closure and interfacing with our contract research and development firm, BioMed Research, Inc., concerning animal testing and clinical trials. Mr. Shabty is named as the co-inventor, along with our chief executive officer, Rod Shipman, on two patent applications relating to the MedClose device.

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

Pursuant to the consulting agreement, we made payments to CTM Group amounting to $216,559 in 2009 and $689,937 in 2008. We also sublease warehouse space in Sarasota, Florida from CTM Group and paid CTM Group lease payments of $15,732 in 2009 and $14,280 in 2008.  Of these amounts payable, CTM Group declined to take a cash payment and instead applied to the exercise of outstanding options to all consulting and rent expenses in 2009 and 2008.  The CTM Group consulting agreement expired by its terms on April 23, 2008, and will not be extended.  After the expiration of the consulting agreement, there will be no further consulting arrangement between us and CTM Group or Mr. Shabty.

In July 2000, our board of directors approved, and caused our subsidiary, Med Enclosure LLC, to award, bonuses to our chief executive officer, Rod A. Shipman and CTM Group, Inc in the form of a royalty on the net sale of products of Med Enclosure derived from two of its three patents. Under the original royalty agreements, Mr. Shipman and CTM Group were to each receive a royalty in the amount of three-quarters of one percent (.75%) on all net sales of products subject to the royalty agreement. In July 2001, our board of directors approved amendments to the royalty agreements increasing the royalties payable to Mr. Shipman and CTM Group to one and one-half percent (1.5%) on all net sales. In October 2004, our board of directors approved further amendments to the royalty agreements with Mr. Shipman and CTM Group. Pursuant to those amendments, in the event of a change in control of either Med Enclosure or CPC of America, Med Enclosure shall be obligated to pay Mr. Shipman and CTM Group each minimum royalty payments of $4,000,000 per year. CTM Group beneficially owns approximately 31.8% of our outstanding common shares.  In May 2008, each of Rod Shipman and CTM Group cancelled their royalty agreements with Med Enclosure.  In exchange, we granted Mr. Shipman and CTM Group options to purchase 1,607,565 and 1,583,311 shares of our common stock respectively.  The options are exercisable immediately at an exercise price of $7.90 per share, and the options expire on April 24, 2013.  At the same time, Mr. Shipman also cancelled previously granted options to purchase 275,000 shares of common stock at $29.12 per share and 50,000 shares of common stock at $30.00 per share.  Mr. Shipman exercised 38,371 of these options in lieu of salary in 2008, cancelled  1,469,194 options in 2009, and the remaining 100,000 options are outstanding.  Mr. Shabty exercised 29,404 of these options in lieu of consulting fees and rent in 2009 and the remaining 1,553,907 options remain outstanding.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2009 and 2008 by our independent registered public accounting firm for such years, fees for the audit of our consolidated financial statements for the years ended December 31, 2009 and 2008, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

	2009	2008
Audit Fees	$97,350	$84,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
	$97,350	$84,000

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board pre-approves all services to be provided by Cacciamatta Accountancy Corporation and the estimated fees related to these services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of Financial Statements.

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed

(b)  Index to Exhibits

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of Articles of Incorporation (3)

3.3	Bylaws of the Company (1)

3.4	Amended and Restated Operating Agreement for Med Enclosures LLC (6)

4.1	Specimen of Common Stock Certificate (1)

4.2	Certificate of Designations of the Company's Series A Preferred Stock (4)

4.3	Certificate of Designations of the Company's Series B Preferred Stock (7)

4.4	Certificate of Designations of the Company's Series C Preferred Stock (7)

4.5	Certificate of Designations of the Company's Series D Preferred Stock (9)

4.6	Certificate of Designations of the Company's Series E Preferred Stock (13)

10.1	Stock Purchase Agreement between the Company and DSDS Group, Inc. dated July 25, 1997 (1)

10.2	Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (2)

10.3	Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (4)

10.4	Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (4)

10.5	Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999 (5)

10.6	Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the Company (8)

10.7	Technology Agreement dated October 29, 2002 between Med Close Corp. and Med Enclosure LLC (8)

10.8	Amendment No. 2 dated January 1, 2003 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (9)

10.9	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and Rod A. Shipman (10)

10.10	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and CTM Group, Inc. (10)

10.11	Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (11)

10.12	Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (11)

10.13	Amendment No. 3 dated May 31, 2005 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (12)

10.14	Employment Agreement dated February 4, 2009 between the Company and Marcia J. Hein (14)

10.15	Product Development Agreement dated March 9, 2009 between the Company and Olex Hnojewyj (15)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
_______________
* Filed herewith

(1)  Previously filed as part of the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 20, 1998, and incorporated herein by reference.

(2)  Previously filed as part of the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on July 14, 1998, and incorporated herein by reference.

(3)  Previously filed as part of the Company's registration statement on Form 10-SB/A filed with the Securities and Exchange Commission on August 14, 1998, and incorporated herein by reference.

(4)  Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999, and incorporated herein by reference.

(5)  Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999 filed with the Securities and Exchange Commission on August 9, 1999, and incorporated herein by reference.

(6)  Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 17, 2001, and incorporated herein by reference.

(7)  Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.

(8)  Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 19, 2002, and incorporated herein by reference.

(9)  Previously filed as part of the Company's annual report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003, and incorporated herein by reference.

(10)  Previously filed as part of the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004, and incorporated herein by reference.

(11)  Previously filed as part of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005, and incorporated herein by reference.

(12)  Previously filed as part of the Company's annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 21, 2006, and incorporated herein by reference.

(13)  Previously filed as part of the Company's annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

(14)  Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009, and incorporated herein by reference.

(15)  Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2009, and incorporated herein by reference.

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

CPC OF AMERICA, INC.

Date: April 15, 2010	By:	/s/ Rod A. Shipman
Rod A. Shipman,
President and, Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rod A. Shipman Rod A. Shipman	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 15, 2010

/s/ Marcia J. Hein Marcia J. Hein	Chief Financial Officer andTreasurer (principal financial and accounting Officer), and Director	April 15, 2010

/s/ Rafe Cohen Rafe Cohen	Director	April 15, 2010

/s/ William Lievense William Lievense	Director	April 15, 2010

/s/ Ronald P. Cenko Ronald P. Cenko	Director	April 15, 2010