Form 10-Q
period 2010-03-31
CPC OF AMERICA INC
filed 2010-05-14
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐          No ☒

As of May 13, 2010, the registrant had 9,537,051 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2010

PART I - FINANCIAL INFORMATION
 Page No.
Item 1.	Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	F-1
Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2010 and 2009 and
for the period from inception (April 11, 1996) to March 31, 2010	F-2
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from inception (April 11, 1996) to March 31, 2010	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009 and for the period
from inception (April 11, 1996) to March 31, 2010	F-7
Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current assets
Cash and equivalents	$13,271	$5,583
Prepaid expenses	72,900	93,933

Total current assets	86,171	99,516

Patents, net of accumulated amortization	219,267	230,647
Trademarks, net of accumulated amortization	585	688

TOTAL ASSETS	$306,023	$330,851

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loan from officer	$-	$47,717
Accounts payable	307,281	343,977
Accrued payroll and related taxes	359,017	291,808
Interest payable	6,470	-
Accrued dividends payable	3,513,518	3,326,077

Total current liabilities	4,186,286	4,009,579

Long term debt - convertible notes	244,217	-

Total Liabilities	4,430,503	4,009,579

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 shares issued and outstanding at March 31, 2010
and December 31, 2009	272	272
Series D - 594,342 shares issued and outstanding at March 31, 2010
and December 31, 2009	594	594
Series E - 590,537 shares issued and outstanding at March 31, 2010
and December 31, 2009	590	590
Common stock, 20,000,000 shares authorized, $.0005 par value
9,537,051 shares issued and outstanding at March 31, 2010 and December 31, 2009	4,769	4,769
Additional paid in capital - preferred	16,434,912	16,622,353
Additional paid in capital - common	30,578,607	30,578,607
Deficit accumulated during the development stage	(51,144,224)	(50,885,913)

Total shareholders' deficit	(4,124,480)	(3,678,728)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$306,023	$330,851

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2010	2009	2010

Costs and expenses
Research and development - related party	$-	$137,987	$10,016,111
Research and development - other	35,735	471,077	13,382,085
	35,735	609,064	23,398,196
General and administrative - related party	-	38,430	1,781,577
General and administrative - other	216,106	342,084	17,817,705
	216,106	380,514	19,599,282

Operating Loss	(251,841)	(989,578)	(42,997,478)

Other income (expense)
Interest expense	(6,470)	-	(15,424)
Interest income	-	2,269	332,588
Increase in cash surrender value of insurance	-	-	790,910
	(6,470)	2,269	1,108,074

Net Loss	$(258,311)	$(987,309)	$(41,889,404)

Loss Per share calculation:
Net Loss	$(258,311)	$(987,309)
Beneficial conversion feature	-	-
Preferred dividend	(187,441)	(186,237)
Numerator	$(445,752)	$(1,173,546)

Basic and diluted net loss per share	$(0.05)	$(0.13)

Basic and diluted weighted average number
of common shares outstanding - denominator	9,537,051	9,311,193

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	1,853,907	3,748,101
Preferred stock	2,758,589	2,379,072

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2010

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
From inception (April 11, 1996) to March 31, 2010

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2010

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		Option	Capital	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980
Exercise of options	-	-	-	-	-	-	-	-	775,117	388	-	1,351,807	-	-	1,352,195
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(26,786)	(27)	-	-	73,800	37	-	263,034	(244,973)	-	18,071
Valuation of beneficial conversion feature on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	2,161,694	(2,161,694)	-
Issuance of preferred stock for cash	-	-	-	-	-	-	708,824	709	-	-	-	-	6,484,373	-	6,485,082
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(390,289)		(390,289)
Net loss for 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,759,466)	(2,759,466)
Balance, December 31, 2003	-	-	-	-	314,418	314	819,451	820	6,474,575	3,237	-	8,581,168	13,823,500	(16,755,466)	5,653,573
Exercise of options	-	-	-	-	-	-	-	-	460,775	230	-	1,082,034	-	-	1,082,264
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(11,236)	(11)	(27,873)	(28)	70,918	36	-	383,428	(354,961)	-	28,464
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(478,594)		(478,594)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	4,527,784	-	-	4,527,784
Net loss for 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,314,255)	(8,314,255)
Balance, December 31, 2004	-	-	-	-	303,182	303	791,578	792	7,006,268	3,503	-	14,574,414	12,989,945	(25,069,721)	2,499,236
Exercise of options	-	-	-	-	-	-	-	-	470,393	235	-	777,724	-	-	777,959
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(6,180)	(6)	(106,922)	(107)	176,405	88	-	1,150,457	(1,033,109)	-	117,323
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(501,921)		(501,921)
Issuance of common stock for patent	-	-	-	-	-	-	-	-	4,000	2	-	153,998	-	-	154,000
Net loss for 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,625,516)	(1,625,516)
Balance, December 31, 2005	-	-	-	-	297,002	297	684,656	685	7,657,066	3,828	-	16,656,593	11,454,915	(26,695,237)	1,421,081
Exercise of options	-	-	-	-	-	-	-	-	732,699	367	-	1,187,471	-	-	1,187,838
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(5,618)	(6)	(28,418)	(28)	60,219	30	-	358,881	(309,966)	-	48,911
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(430,176)	-	(430,176)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	264,297	-	-	264,297
Expenses paid by officer/shareholder	-	-	-	-	-	-	-	-	-	-	-	61,252	-	-	61,252
Net loss for 2006	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,811,855)	(2,811,855)
Balance, December 31, 2006	-	-	-	-	291,384	291	656,238	657	8,449,984	4,225	-	18,528,494	10,714,773	(29,507,092)	(258,652)
Exercise of options	-	-	-	-	-	-	-	-	621,551	311	-	1,553,566	-	-	1,553,877
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(2,809)	(3)	(27,014)	(28)	52,964	26	-	333,659	(272,117)	-	61,537
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(434,044)	-	(434,044)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	23,063	-	-	23,063
Net loss for 2007	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,435,774)	(2,435,774)
Balance, December 31, 2007	-	$-	-	$-	288,575	$288	629,224	$629	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2010

												Deficit
	Preferred Stock						Common Stock					Accumulated
	Series C		Series D		Series E					Additional	Additional	During	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$288	629,224	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,298	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	38,834	38	-	-	-	-	187,969	-	232,999
Issuance of common stock	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	352,462	-		352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,887,231)	(2,887,231)
Balance, December 31, 2009	271,721	272	594,342	$594	590,537	$590	9,537,051	$4,769	-	$30,578,607	$16,622,353	$(50,885,913)	$(3,678,728)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(187,441)	-	(187,441)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(258,311)	(258,311)
Balance, March 31, 2010 (unaudited)	271,721	$272	594,342	$594	590,537	$590	9,537,051	$4,769	-	$30,578,607	$16,434,912	$(51,144,224)	$(4,124,480)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(258,311)	$(987,309)	$(41,889,404)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	11,484	11,484	376,533
Contribution of officer's salary/expenses paid by officer	-	-	838,680
Issuance of common stock and options for services	-	232,290	17,348,575
Issuance of preferred stock for services	-	15,000	145,999
Issuance of debt for services	106,500	-	106,500
Changes in operating assets and liabilities
Decrease (increase) in other assets	21,033	(51,488)	(19,127)
Increase (decrease) in accounts and other payable	(36,696)	94,112	308,457
Increase (decrease) in accrued expenses	73,678	(161,049)	553,212
Net cash used by operating activities	(82,312)	(846,960)	(22,230,575)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	-	564,917
Proceeds from convertible debt	90,000	-	90,000
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	-	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	90,000	-	22,506,657

Net (decrease) increase in cash	7,688	(846,960)	13,271

Cash, beginning of period	5,583	1,480,506	-

Cash, end of period	$13,271	$633,546	$13,271

(Continued)
The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2010	2009	2010
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$187,441	$186,237	$3,414,817
Preferred dividends paid through common stock issuance	$-	$31,069	$1,089,070
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$-	$-	$9,254,820
Conversion of loan to convertible debt	$47,717	$-	$47,717

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010

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

Interim periods
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $258,311 during the three months ended March 31, 2010. Also, the Company had a cash balance of $13,271, a working capital deficit of $4,100,115 and a stockholders’ deficit of $4,124,480 at March 31, 2010.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010

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

Fair value of financial instruments
The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company has also adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which  defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

During the quarter ended March 31, 2010, the Company issued convertible notes totaling $244,217. As of March 31, 2010, the carrying value of these convertible notes was $250,687, which included accrued interest of $6,470. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $246,000 using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of March 31, 2010 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

2.         Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statement of operations for the quarters ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.Professional standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no estimated share-based compensation expense recognized for the quarters ended March 31, 2010 and 2009.

A summary of option activity for the quarter ended March 31, 2010 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2009	1,853,907	$4.45 - 7.90	2009 - 2013
Activity for the quarter ended March 31, 2010	-
Outstanding at March 31, 2010	1,853,907	$4.45 - 7.90	2009 - 2013

Exercisable at March 31, 2010	1,853,907

If all options outstanding at March 31, 2010 were exercised, the Company would receive $14,015,865 in capital.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
3.        Long-term debt - convertible notes

During the quarter ended March 31, 2010, the Company issued $244,217 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Because the conversion price is set on the date of the note, and no warrants are attached, the notes do not have a beneficial conversion feature.  Cash proceeds of $90,000 were received from six individuals who are existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued a note totaling $106,500 in exchange for consulting expenses to a shareholder.

4.        Shareholders’ equity (deficit)

If all preferred stock, related accrued dividends, options, convertible debt and related accrued interest outstanding at March 31, 2010 were converted to common stock, the total number of shares outstanding would be 15,292,804.

5.        Subsequent events

Events subsequent to March 31, 2010, have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  During this period, the Company has issued an additional $123,000 in convertible notes.  The notes have the same terms as the notes described in note three above. Management found no other subsequent events that should be disclosed.

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

We intend to analyze our options for moving forward with the commercial exploitation of the MedClose, including licensing or sale of the product and our manufacture, marketing and sale of the product directly. If we pursue the manufacture or marketing of the MedClose product, we will require significant additional capital. In that event, we will endeavor to acquire the necessary working capital from the issuance of debt instruments or the sale of our securities. However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.

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

We also intend to continue our development of a proprietary synthetic sealant suitable for use in connection with the MedClose device. In March 2009, we entered into a product development agreement with Dr. Olex Hnojewyj, a holder of 13 patents in the field of vascular closure and other medical devices, pursuant to which Dr. Hnojewyj was retained by us to develop a synthetic sealant on our behalf suitable for utilization with the MedClose device.  We have developed a synthetic compound, and in May 2009, we filed our first patent for a synthetic sealant for specific application for the MedClose device.  We conducted animal testing of the sealant during April 2009 and have successfully completed animal testing to date, subject only to the completion of Good Laboratory Practices (GLP) animal testing and animal biocompatibility testing.  However, our pursuit of the GLP and biocompatibility testing is subject to our receipt of additional capital.

Upon receipt of additional capital, we expect to commence clinical trial testing of the MedClose device utilizing the synthetic sealant formula in multiple European locations.  We will also commence with completing the necessary requirements to amend the investigational device exemption, or IDE, application with the FDA, by substituting our proprietary synthetic sealant for the original biologic sealant obtained from a third party vendor. With that substitution, we anticipate a transfer back to CDRH from CBER since synthetic sealants are determined to be medical devices and not biological. We also intend to pursue an ISO 13485 certification of our records and procedures relating to our development and the proposed manufacturing of our MedClose device and proprietary sealant.

We do not expect to purchase or sell significant plant or equipment during 2010, nor do we expect a significant change in the number of our employees during the year.

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of May 13, 2010, we have issued 590,537 shares of Series E Preferred shares for cash and in payment of expenses totaling of $3,543,220.

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

Research and Development.  Our expenses related to research and development during the three month period ended March 31, 2010 decreased by approximately $573,329 over the prior year period.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant.  The decrease in research and development expenses during 2010 is primarily due to capital constraints, though consulting fees decreased by approximately $137,987 as a result of the expiration of our consulting agreement with CTM Group in April 2009, and officer salaries decreased by $102,987 as a result of reduction in the CEO’s salary. Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative.  During the three month period ended March 31, 2010, general and administrative expenses decreased by $164,408 over the prior year period.  The decrease was primarily due to a decrease of $34,497 in consulting fees as a result of the expiration of our consulting agreement with CTM Group in April 2009, and a decrease in officer salaries of $ 25,747 as a reduction in the CEO’s salary.  Other material decreases include legal fees of $104,828, and payroll taxes of $21,005, offset by an increase in professional fees of $24,060. Upon receipt of additional capital, we would expect general and administrative expenses to increase somewhat, though we do not anticipate additional related party consulting fees or an increase in officer salaries.

Interest expense.  During the three month period ended March 31, 2010, we incurred $6,470 in interest expense, due to the issuance of the convertible notes described below.

Net Loss.  Our net loss decreased by $728,998 for the three months ended March 31, 2010 over the prior year period.  The decrease in net loss was due mainly to capital constraints.  We have had inadequate capital to fund our plan of operation.

Financial Condition

As of March 31, 2010, we had $13,271 of cash and a working capital deficit of $4,100,115, which includes accrued dividends of $3,513,518 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash.

Commencing in July 2009, we began to curtail certain product development and testing due to limited working capital.  We believe that we will require a minimum of $3 million of additional working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $3 million additional capital over the next 12 months. We will seek to obtain additional working capital through the issuance of debt securities or the sale of our securities. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

During the quarter ended March 31, 2010, the Company issued $244,217 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Because the conversion price is set on the date of the note, and no warrants are attached, the notes do not have a beneficial conversion feature.  Cash proceeds of $90,000 were received from six individuals who are existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued a note totaling $106,500 in exchange for consulting expenses to a shareholder.

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

We will endeavor to raise additional funds through the sale of our Series E preferred shares, convertible notes and any other available financing sources in order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose. However, there are no agreements or understandings with any third parties at this time for our receipt of additional working capital, and there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If we are unable to access additional capital on a timely basis, we will be unable to expand or continue our development of the MedClose device and our operating results will be adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Forward Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions.  These and other factors that may affect our results are discussed more fully in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.  Forward-looking statements speak only as of the date they are made.  Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See particularly our reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

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
Dated:  May 14, 2010