Form 10-Q
period 2010-06-30
CPC OF AMERICA INC
filed 2010-08-16
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐          No ☒

As of August 16, 2010, the registrant had 10,028,216 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2010

PART I - FINANCIAL INFORMATION
Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at
June 30, 2010 and December 31, 2009	F-1
Unaudited Condensed Consolidated Statements of Operations for the
three month and six month periods ended June 30, 2010 and 2009 and
for the period from inception (April 11, 1996) to June 30, 2010	F-2
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Deficit) from inception (April 11, 1996) to June 30, 2010	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the
six month periods ended June 30, 2010 and 2009 and for the period
from inception (April 11, 1996) to June 30, 2010	F-7
Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets
Cash and equivalents	$54,929	$5,583
Prepaid expenses	49,613	93,933

Total current assets	104,542	99,516

Patents, net of accumulated amortization	207,887	230,647
Trademarks, net of accumulated amortization	481	688

TOTAL ASSETS	$312,910	$330,851

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loan from officer	$-	$47,717
Accounts payable	304,824	343,977
Accrued payroll and related taxes	432,768	291,808
Accrued directors' compensation	25,000	-
Interest payable	28,352	-
Accrued dividends payable	3,474,176	3,326,077

Total current liabilities	4,265,120	4,009,579

Long term debt - convertible notes, net of $57,734 discount	309,483	-

Total liabilities	4,574,603	4,009,579

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 shares issued and outstanding at June 30, 2010
and December 31, 2009	272	272
Series D - 594,342 shares issued and outstanding at June 30, 2010
and December 31, 2009	594	594
Series E - 399,037 and 590,537 shares issued and outstanding at June 30, 2010
and December 31, 2009	399	590
Common stock, 20,000,000 shares authorized, $.0005 par value, 10,028,216 and
9,537,051 shares issued and outstanding at June 30, 2010 and December 31, 2009	5,015	4,769
Additional paid in capital - preferred	15,123,758	16,622,353
Additional paid in capital - common	31,995,132	30,578,607
Deficit accumulated during the development stage	(51,386,863)	(50,885,913)

Total shareholders' deficit	(4,261,693)	(3,678,728)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$312,910	$330,851

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Six Months Ended		(April 11, 1996)
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010

Costs and expenses
Research and development - related party	$-	$35,260	$-	$173,247	$10,016,111
Research and development - other	35,180	785,764	70,915	1,256,841	13,417,265
	35,180	821,024	70,915	1,430,088	23,433,376
General and administrative - related party	-	12,748	-	51,178	1,781,577
General and administrative - other	177,227	423,536	393,333	765,620	17,994,932
	177,227	436,284	393,333	816,798	19,776,509

Operating Loss	(212,407)	(1,257,308)	(464,248)	(2,246,886)	(43,209,885)

Other income (expense)
Interest expense	(30,232)	-	(36,702)	-	(45,656)
Interest income	-	227	-	2,496	332,588
Increase in cash surrender value of insurance	-	-	-	-	790,910
	(30,232)	227	(36,702)	2,496	1,077,842

Net Loss	$(242,639)	$(1,257,081)	$(500,950)	$(2,244,390)	$(42,132,043)

Loss Per share calculation:
Net Loss	$(242,639)	$(1,257,081)	$(500,950)	$(2,244,390)
Beneficial conversion feature	(66,083)	(2,463,621)	(66,083)	(2,463,621)
Preferred dividend	(162,345)	(187,221)	(349,786)	(373,458)
Numerator	$(471,067)	$(3,907,923)	$(916,819)	$(5,081,469)

Basic and diluted net loss per share	$(0.05)	$(0.41)	$(0.09)	$(0.54)

Basic and diluted weighted average number
of common shares outstanding - denominator	9,873,186	9,417,606	9,706,047	9,364,693

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options			1,853,907	3,748,101
Preferred stock			2,340,771	2,741,343

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2010

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
From inception (April 11, 1996) to June 30, 2010

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
From inception (April 11, 1996) to June 30, 2010

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to June 30, 2010

												Deficit
	Preferred Stock						Common Stock					Accumulated
	Series C		Series D		Series E					Additional	Additional	During	Total
	Number		Number		Number		Number		Stock	Paid-in	Paid-in	the	Shareholders'
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Option Costs	Capital- Common	Capital- Preferred	Development Stage	Equity (Deficit)

Balance, December 31, 2007	288,575	$288	629,224	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,398	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	38,834	38	-	-	-	-	232,961	-	232,999
Issuance of common stock	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	352,462	-		352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,887,231)	(2,887,231)
Balance, December 31, 2009	271,721	272	594,342	594	590,537	590	9,537,051	4,769	-	30,578,607	16,622,353	(50,885,913)	(3,678,728)
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(191,500)	(191)	491,165	246	-	1,350,443	(1,148,809)	-	201,689
Valuation of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	66,082	-	-	66,082
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(349,786)	-	(349,786)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(500,950)	(500,950)
Balance, June 30, 2010, (unaudited)	271,721	$272	594,342	$594	399,037	$399	10,028,216	$5015	-	$31,995,132	$15,123,758	$(51,386,863)	$(4,261,693)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(500,950)	$(2,244,390)	$(42,132,043)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	22,968	22,968	388,017
Amortization of loan discount	8,349	-	8,349
Contribution of officer's salary/expenses paid by officer	-	-	838,680
Issuance of common stock and options for services	-	457,291	17,348,575
Issuance of preferred stock for services	-	86,000	145,999
Issuance of debt for services	114,500	-	114,500
Changes in operating assets and liabilities
Decrease (increase) in other assets	44,320	7,477	4,160
Increase (decrease) in accounts and other payable	(39,154)	131,392	305,999
Increase (decrease) in accrued expenses	194,313	(33,765)	673,847
Net cash used by operating activities	(155,654)	(1,573,027)	(22,303,917)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	-	564,917
Proceeds from convertible debt	205,000	-	205,000
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	102,000	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	205,000	102,000	22,621,657

Net (decrease) increase in cash	49,346	(1,471,027)	54,929

Cash, beginning of period	5,583	1,480,506	-

Cash, end of period	$54,929	$9,479	$54,929

(Continued)

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2010	2009	2010
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$349,786	$373,458	$3,577,162
Preferred dividends paid through common stock issuance	$201,689	$135,955	$1,290,759
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$66,082	$2,463,621	$9,320,902
Conversion of loan to convertible debt	$47,717	$-	$47,717

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010

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

Interim periods
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $500,950 during the six months ended June 30, 2010. Also, the Company had a cash balance of $54,929, a working capital deficit of $4,160,578 and a stockholders’ deficit of $4,261,693 at June 30, 2010.

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

1.          Organization and summary of significant accounting policies (continued)

Fair value of financial instruments (continued)
During the six months ended June 30, 2010, the Company issued convertible notes totaling $367,217. As of June 30, 2010, the carrying value of these convertible notes was $337,835, which included accrued interest of $28,352, less a discount of $57,734. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $338,000 using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of June 30, 2010 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Recent pronouncements
In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-12 (ASU 2010-12), “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts”.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.”  The Company does not expect the provisions of ASU 2010-12 to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force”.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material impact on the Company’s consolidated financial statements.

2.          Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Professional standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no estimated share-based compensation expense recognized for the six months ended June 30, 2010 and 2009.

A summary of option activity for the six months ended June 30, 2010 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2009	1,853,907	$4.45 - 7.90	2013
Activity for the six months ended June 30, 2010	-
Outstanding at June 30, 2010	1,853,907	$4.45 - 7.90	2013

Exercisable at June 30, 2010	1,853,907

If all options outstanding at June 30, 2010 were exercised, the Company would receive $14,015,865 in capital.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

3.        Long-term debt - convertible notes

During the six months ended June 30, 2010, the Company issued $367,217 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $205,000 were received from seven individuals who are existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued a note totaling $114,500 in exchange for consulting expenses to a shareholder.

As noted above, the debt and related accrued interest is convertible into the Company’s common stock, and originally, this conversion rate was equal to the closing price of the Company’s stock on the day the cash was received.  As additional money was received from the same individuals who had loaned money in the first quarter of 2010, the conversion rate for all notes from these individuals was negotiated downward to reflect the Company’s common stock price at a date near the day the additional cash was received in the second quarter of 2010.  The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $66,082 was recorded as loan discount in the six months ended June 30, 2010.  The loan discount will be amortized over the life of the convertible note.  For the six months ended June 30, 2010, $8,349 of amortization of loan discount was recorded as interest expense.

4.        Shareholders’ equity (deficit)

During the six months ended June 30, 2010, 191,500 Series E preferred shares and related accrued dividends of $201,689 were converted to 491,165 shares of common stock.

If all preferred stock, related accrued dividends, options, convertible debt and related accrued interest outstanding at June 30, 2010 were converted to common stock, the total number of shares outstanding would be approximately 15,657,000.

5.        Subsequent events

Events subsequent to June 30, 2010, have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events that should be disclosed.

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

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of August 16, 2010, we have issued 590,537 shares of Series E Preferred shares for cash and in payment of expenses totaling of $3,543,220.

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

Research and Development.  Our expenses related to research and development during the six month period ended June 30, 2010 decreased by approximately $1,359,173 over the prior year period.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant.  The decrease in research and development expenses during 2010 is primarily due to capital constraints, though consulting fees decreased by approximately $173,247 as a result of the expiration of our consulting agreement with CTM Group in April 2009, and officer salaries decreased by $205,974 as a result of reduction in the CEO’s salary. Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative.  During the six month period ended June 30, 2010, general and administrative expenses decreased by $423,465 over the prior year period.  The decrease was primarily due to a decrease of $43,300 in consulting fees as a result of the expiration of our consulting agreement with CTM Group in April 2009, and a decrease in officer salaries of $51,500 as a reduction in the CEO’s salary.  Other material decreases include legal fees of $208,800, accounting fees of $22,400, payroll taxes of $21,300, directors’ compensation of $31,000 and professional fees of $47,900. Upon receipt of additional capital, we would expect general and administrative expenses to increase somewhat, though we do not anticipate additional related party consulting fees or an increase in officer salaries.

Interest expense.  During the six month period ended June 30, 2010, we incurred $36,702 in interest expense, due to the issuance of the convertible notes described below.

Net Loss.  Our net loss decreased by $1,743,440 for the six months ended June 30, 2010 over the prior year period.  The decrease in net loss was due mainly to capital constraints.  We have had inadequate capital to fund our plan of operation.

Financial Condition

As of June 30, 2010, we had $54,929 of cash and a working capital deficit of $4,160,578, which includes accrued dividends of $3,474,176 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred shareholders will continue to elect to receive dividends in common shares instead of cash.

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

During the six months ended June 30, 2010, the Company issued $367,217 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $205,000 were received from seven individuals who are existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued a note totaling $114,500 in exchange for consulting expenses to a shareholder.

As noted above, the debt and related accrued interest is convertible into the Company’s common stock, and originally, this conversion rate was equal to the closing price of the Company’s stock on the day the cash was received.  As additional money was received from the same individuals who had loaned money in the first quarter of 2010, the conversion rate for all notes from these individuals was negotiated downward to reflect the Company’s common stock price at a date near the day the additional cash was received in the second quarter of 2010.  The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $66,083 was recorded in the six months ended June 30, 2010.

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

Item 4.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CPC of America, Inc.
(Registrant)

Dated: August 16, 2010	By: /s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

By: /s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer