Form 10-Q
period 2010-09-30
CPC OF AMERICA INC
filed 2010-11-16
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]   No  [X]

As of November 15, 2010, the registrant had 10,028,216 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2010

PART I - FINANCIAL INFORMATION
Page No.
Item 1.	Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	F-1

Unaudited Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2010 and 2009 and for the period from inception (April 11, 1996) to September 30, 2010
F-2

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from inception (April 11, 1996) to September 30, 2010	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 and for the period from inception (April 11, 1996) to September 30, 2010	F-7

Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
	September 30,	2009
	2010	(Audited)
ASSETS

Current assets
Cash and equivalents	$28,326	$5,583
Prepaid expenses	56,046	93,933

Total current assets	84,372	99,516

Patents, net of accumulated amortization	196,507	230,647
Trademarks, net of accumulated amortization	376	688

TOTAL ASSETS	$281,255	$330,851

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Loan from officer	$-	$47,717
Accounts payable	248,880	343,977
Accrued payroll and related taxes	506,517	291,808
Accrued directors' compensation	25,000	-
Interest payable	60,150	-
Accrued dividends payable	3,631,763	3,326,077

Total current liabilities	4,472,310	4,009,579

Long term debt - convertible notes, net of $27,365 discount and $138,694 premium	561,546	-

Total liabilities	5,033,856	4,009,579

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 shares issued and outstanding at September 30, 2010
and December 31, 2009	272	272
Series D - 594,342 shares issued and outstanding at September 30, 2010
and December 31, 2009	594	594
Series E - 399,037 and 590,537 shares issued and outstanding at September 30, 2010
and December 31, 2009	399	590
Common stock, 20,000,000 shares authorized, $.0005 par value, 10,028,216 and
9,537,051 shares issued and outstanding at September 30, 2010 and December 31, 2009	5,015	4,769
Additional paid in capital - preferred	14,966,171	16,622,353
Additional paid in capital - common	31,979,726	30,578,607
Deficit accumulated during the development stage	(51,704,778)	(50,885,913)

Total shareholders' deficit	(4,752,601)	(3,678,728)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$281,255	$330,851

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Nine Months Ended		(April 11, 1996)
	September 30,		September 30,		to Sept. 30,
	2010	2009	2010	2009	2010

Costs and expenses
Research and development - related party	$-	$-	$-	$173,247	$10,016,111
Research and development - other	46,888	193,265	140,771	1,450,106	13,487,121
	46,888	193,265	140,771	1,623,353	23,503,232
General and administrative - related party	-	3,933	-	55,111	1,781,577
General and administrative - other	85,573	139,885	455,938	905,505	18,057,537
	85,573	143,818	455,938	960,616	19,839,114

Operating Loss	(132,461)	(337,083)	(596,709)	(2,583,969)	(43,342,346)

Other income (expense)
Interest expense	(28,041)	-	(64,743)	-	(73,697)
Interest income	-	-	-	2,496	332,588
Loss on extinguishment of debt	(157,413)	-	(157,413)	-	(157,413)
Increase in cash surrender value of insurance	-	-	-	-	790,910
	(185,454)	-	(222,156)	2,496	892,388

Net Loss	$(317,915)	$(337,083)	$(818,865)	$(2,581,473)	$(42,449,958)

Loss Per share calculation:
Net Loss	$(317,915)	$(337,083)	$(818,865)	$(2,581,473)
Beneficial conversion feature	(31,959)	-	(31,959)	(2,464,167)
Preferred dividend	(157,587)	(185,795)	(507,373)	(559,253)
Numerator	$(507,461)	$(522,878)	$(1,358,197)	$(5,604,893)

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.14)	$(0.59)

Basic and diluted weighted average number
of common shares outstanding - denominator	10,028,216	9,487,820	9,814,617	9,466,923

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options			1,853,907	3,748,101
Preferred stock			2,340,771	2,752,981

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to September 30, 2010

										Deficit
	Preferred Stock				Common Stock			Additional	Additional	Accumulated	Total
	Series A		Series B				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number		Number		Number		Option	Capital-	Capital-	Development	Equity
	of Shares	Total	of Shares	Total	of Shares	Total	Costs	Common	Preferred	Stage	(Deficit)
Initial capitalization	-	$-	-	$-	2,400,000	$1,200	$-	$-	$-	$-	$1,200
Issuance of common stock for a note	-	-	-	-	300,000	150	-	-	-	-	150
Issuance of common stock for cash	-	-	-	-	100,000	50	-	4,950	-	-	5,000
Issuance of common stock for services	-	-	-	-	764,000	382	-	37,818	-	-	38,200
Net loss for 1996	-	-	-	-	-	-	-	-	-	(59,079)	(59,079)
Balance, December 31, 1996	-	-	-	-	3,564,000	1,782	-	42,768	-	(59,079)	(14,529)
Exercise of options	-	-	-	-	26,666	13	-	29,987	-	-	30,000
Issuance of common stock for cash and
conversion of note payable ($77,000)	-	-	-	-	640,000	320	-	927,680	-	-	928,000
Net loss for 1997	-	-	-	-	-	-	-	-	-	(457,829)	(457,829)
Balance, December 31, 1997	-	-	-	-	4,230,666	2,115	-	1,000,435	-	(516,908)	485,642
Exercise of options	-	-	-	-	57,000	29	-	114,971	-	-	115,000
Issuance of common stock for cash	-	-	-	-	40,000	20	-	57,980	-	-	58,000
Issuance of preferred stock for cash	8,824	9	-	-	-	-	-	-	74,991	-	75,000
Valuation of beneficial conversion
feature on Series A Preferred	-	-	-	-	-	-	-	-	25,000	(25,000)	-
Contribution of officer's salary	-	-	-	-	-	-	-	80,000	-	-	80,000
Net loss for 1998	-	-	-	-	-	-	-	-	-	(640,580)	(640,580)
Balance, December 31, 1998	8,824	9	-	-	4,327,666	2,164	-	1,253,386	99,991	(1,182,488)	173,062
Exercise of warrants	-	-	-	-	209,490	105	-	366,503	-	-	366,608
Exercise of options	-	-	-	-	146,904	73	-	177,289	-	-	177,362
Issuance of preferred stock for cash	70,469	70	-	-	-	-	-	-	598,930	-	599,000
Preferred stock dividend	-	-	-	-	-	-	-	-	(25,725)	-	(25,725)
Valuation of beneficial conversion
feature on Series A Preferred	-	-	-	-	-	-	-	-	199,486	(199,486)	-
Repurchase of common shares	-	-	-	-	(560,000)	(280)	-	-	-		(280)
Net loss for 1999	-	-	-	-	-	-	-	-	-	(1,329,328)	(1,329,328)
Balance, December 31, 1999	79,293	$79	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to September 30, 2010

														Deficit
	Preferred Stock								Common Stock			Additional	Additional	Accumulated	Total
	Series A		Series B		Series C		Series D				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number		Number		Number		Number		Number		Option	Capital-	Capital-	Development	Equity
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 1999	79,293	$79	-	$-	-	$-	-	$-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)
Exercise of warrants	-	-	-	-	-	-	-	-	365,500	183	-	639,442	-	-	639,625
Exercise of options	-	-	-	-	-	-	-	-	223,832	113	-	258,528	-	-	258,641
Issuance of preferred stock for cash	-	-	71,429	71	-	-	-	-	-	-	-	-	624,929	-	625,000
Valuation of beneficial conversion
feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	208,125	(208,125)	-
Conversion of Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
into common shares	(70,469)	(70)	-	-	-	-	-	-	131,996	66	-	624,659	(598,930)	-	25,725
Beneficial conversion feature on
Series A Preferred shares	-	-	-	-	-	-	-	-	-	-	-	199,486	(199,486)	-	-
Settlement of lawsuit	-	-	-	-	-	-	-	-	33,333	17	-	199,983	-	-	200,000
Purchase of patent	-	-	-	-	-	-	-	-	47,042	24	-	235,184	-	-	235,208
Stock option costs	-	-	-	-	-	-	-	-	-	-	(280,000)	280,000	-	-	-
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	105,000	-	-	-	105,000
Cancellation of common shares	-	-	-	-	-	-	-	-	(89,000)	(45)	-	-	-	-	(45)
Net loss for 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,749,444)	(1,749,444)

Balance, December 31, 2000	8,824	9	71,429	71	-	-	-	-	4,836,763	2,420	(175,000)	4,234,460	907,320	(4,668,871)	300,409
Exercise of options	-	-	-	-	-	-	-	-	360,394	180	-	413,483	-	-	413,663
Issuance of common stock for services	-	-	-	-	-	-	-	-	100,000	50	-	255,450	-	-	255,500
Issuance of preferred stock for cash	-	-	113,715	114	95,123	95	-	-	-	-	-	-	1,841,392	-	1,841,601
Valuation of beneficial conversion							-	-
feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	331,636	(331,636)	-
Valuation of beneficial conversion							-	-
feature on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	-	282,233	(282,233)	-
Conversion of preferred stock and
accrued dividends into common shares	(8,824)	(9)	(113,715)	(114)	-	-	-	-	330,327	165	-	1,081,316	(1,069,887)	-	11,471
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(63,397)	-	(63,397)
Issuance of common stock
options for services	-	-	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	140,000	-	-	-	140,000
Net loss for 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,968,471)	(1,968,471)

Balance, December 31, 2001	-	-	71,429	71	95,123	95	-	-	5,627,484	2,815	(35,000)	6,004,709	2,229,297	(7,251,211)	950,776
Exercise of options	-	-	-	-	-	-	-	-	282,480	140	-	317,650	-	-	317,790
Conversion of preferred stock and
accrued dividends into common shares	-	-	(71,429)	(71)	(18,576)	(19)	-	-	241,627	120	-	790,205	(783,495)	-	6,740
Valuation of beneficial conversion
feature on Series C & D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	1,122,521	(1,122,521)	-
Cancellations of shares	-	-	-	-			-	-	(535,933)	(268)	-	(199,732)	-	-	(200,000)
Issuance of preferred stock for cash	-	-	-	-	264,657	265	110,627	111	-	-	-		3,367,233	-	3,367,609
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	35,000	-	-	-	35,000
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(122,861)	-	(122,861)
Purchase of Med Enclosure Stock	-	-	-	-	-	-	-	-	10,000	5	-	53,495	-	-	53,500
Net loss for 2002	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,460,574)	(3,460,574)
Balance December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to September 30, 2010

	Preferred Stock								Common Stock					Deficit
	Series A		Series B		Series C		Series D					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2002	-	$-	-	$-	341,204	$341	110,627	$111	5,625,658	$2,812	$-	$6,966,327	$5,812,695	$(11,834,306)	$947,980
Exercise of options	-	-	-	-	-	-	-	-	775,117	388	-	1,351,807	-	-	1,352,195
Conversion of preferred stock and
accrued dividends into common shares	-	-	-	-	(26,786)	(27)	-	-	73,800	37	-	263,034	(244,973)	-	18,071
Valuation of beneficial conversion
feature on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	2,161,694	(2,161,694)	-
Issuance of preferred stock for cash	-	-	-	-	-	-	708,824	709	-	-	-	-	6,484,373	-	6,485,082
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(390,289)		(390,289)
Net loss for 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,759,466)	(2,759,466)
Balance, December 31, 2003	-	-	-	-	314,418	314	819,451	820	6,474,575	3,237	-	8,581,168	13,823,500	(16,755,466)	5,653,573
Exercise of options	-	-	-	-	-	-	-	-	460,775	230	-	1,082,034	-	-	1,082,264
Conversion of preferred stock and
accrued dividends into common shares	-	-	-	-	(11,236)	(11)	(27,873)	(28)	70,918	36	-	383,428	(354,961)	-	28,464
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(478,594)		(478,594)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	4,527,784	-	-	4,527,784
Net loss for 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,314,255)	(8,314,255)
Balance, December 31, 2004	-	-	-	-	303,182	303	791,578	792	7,006,268	3,503	-	14,574,414	12,989,945	(25,069,721)	2,499,236
Exercise of options	-	-	-	-	-	-	-	-	470,393	235	-	777,724	-	-	777,959
Conversion of preferred stock and															-
accrued dividends into common shares	-	-	-	-	(6,180)	(6)	(106,922)	(107)	176,405	88	-	1,150,457	(1,033,109)	-	117,323
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(501,921)		(501,921)
Issuance of common stock for patent	-	-	-	-	-	-	-	-	4,000	2	-	153,998	-	-	154,000
Net loss for 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,625,516)	(1,625,516)
Balance, December 31, 2005	-	-	-	-	297,002	297	684,656	685	7,657,066	3,828	-	16,656,593	11,454,915	(26,695,237)	1,421,081
Exercise of options	-	-	-	-	-	-	-	-	732,699	367	-	1,187,471	-	-	1,187,838
Conversion of preferred stock and
accrued dividends into common shares	-	-	-	-	(5,618)	(6)	(28,418)	(28)	60,219	30	-	358,881	(309,966)	-	48,911
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(430,176)	-	(430,176)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	264,297	-	-	264,297
Expenses paid by officer/shareholder	-	-	-	-	-	-	-	-	-	-	-	61,252	-	-	61,252
Net loss for 2006	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,811,855)	(2,811,855)
Balance, December 31, 2006	-	-	-	-	291,384	291	656,238	657	8,449,984	4,225	-	18,528,494	10,714,773	(29,507,092)	(258,652)
Exercise of options	-	-	-	-	-	-	-	-	621,551	311	-	1,553,566	-	-	1,553,877
Conversion of preferred stock and															-
accrued dividends into common shares	-	-	-	-	(2,809)	(3)	(27,014)	(28)	52,964	26	-	333,659	(272,117)	-	61,537
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	(434,044)	-	(434,044)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	23,063	-	-	23,063
Net loss for 2007	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,435,774)	(2,435,774)
Balance, December 31, 2007	-	$-	-	$-	288,575	$288	629,224	$629	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to September 30, 2010
												Deficit
	Preferred Stock						Common Stock			Additional	Additional	Accumulated	Total
	Series C		Series D		Series E				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number		Number		Number		Number		Option	Capital-	Capital-	Development	Equity
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	288,575	$288	629,224	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and
accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion
on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,398	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and
accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	38,834	38	-	-	-	-	232,961	-	232,999
Issuance of common stock	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion
feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	352,462	-	-	352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,887,231)	(2,887,231)
Balance, December 31, 2009	271,721	272	594,342	594	590,537	590	9,537,051	4,769	-	30,578,607	16,622,353	(50,885,913)	(3,678,728)
Conversion of preferred stock and
accrued dividends into common shares	-	-	-	-	(191,500)	(191)	491,165	246	-	1,350,443	(1,148,809)	-	201,689
Valuation of beneficial conversion
feature on convertible debt	-	-	-	-	-	-	-	-	-	31,959	-	-	31,959
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(507,373)	-	(507,373)
Amortization of convertible note premium	-	-	-	-	-	-	-	-	-	18,717	-	-	18,717
Net loss	-	-	-	-	-	-	-	-	-	-	-	(818,865)	(818,865)
Balance, September 30, 2010, unaudited	271,721	$272	594,342	$594	399,037	$399	10,028,216	$5,015	-	$31,979,726	$14,966,171	$(51,704,778)	$(4,752,601)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to Sept. 30,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(818,865)	$(2,581,473)	$(42,449,958)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	34,452	34,452	399,501
Amortization of loan discount	4,594	-	4,594
Loss on extinguishment of debt	157,413	-	157,413
Contribution of officer's salary/expenses paid by officer	-	-	838,680
Issuance of common stock and options for services	-	457,291	17,348,575
Issuance of preferred stock for services	-	100,998	145,999
Issuance of debt for services	137,500	-	137,500
Changes in operating assets and liabilities
Decrease (increase) in other assets	37,887	36,730	(2,273)
Increase (decrease) in accounts and other payable	(95,097)	163,249	250,056
Increase (decrease) in accrued expenses	299,859	153,721	779,393
Net cash used by operating activities	(242,257)	(1,635,032)	(22,390,520)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	47,717	564,917
Proceeds from convertible debt	265,000	-	265,000
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	117,000	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	265,000	164,717	22,681,657

Net (decrease) increase in cash	22,743	(1,470,315)	28,326

Cash, beginning of period	5,583	1,480,506	-

Cash, end of period	$28,326	$10,191	$28,326

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to Sept. 30,
	2010	2009	2010
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$507,373	$559,253	$3,734,749
Preferred dividends paid through common stock issuance	$201,689	$135,955	$1,290,759
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$31,959	$2,464,167	$9,286,779
Conversion of loan to convertible debt	$47,717	$-	$47,717
Amortization of loan premium	$18,717	$-	$18,717

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

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

Interim periods
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $818,865 during the nine months ended September 30, 2010. Also, the Company had a cash balance of $28,326, a working capital deficit of $4,387,938 and a stockholders’ deficit of $4,752,601 at September 30, 2010.

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

The Company has also adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which  defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

1.       Organization and summary of significant accounting policies (continued)

Fair value of financial instruments (continued)
During the nine months ended September 30, 2010, the Company issued convertible notes totaling $450,217. As of September 30, 2010, the carrying value of these convertible notes was $621,696, which included accrued interest of $60,150, a $138,693 premium (net of amortization) resulting from fair value calculations due to significant modification of terms, less a discount (net of amortization) of $27,365 from the beneficial conversion feature associated with the notes. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $561,500 using cash flows discounted at relevant market interest rates in effect at the period close and Black-Scholes Pricing Model since there is no observable market price.

As of September 30, 2010, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB ASC originally issued as FASB 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance for the nine months ended September 2010 with no impact to the consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

2.       Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As share-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Professional standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There was no estimated share-based compensation expense recognized for the nine months ended September 30, 2010 and 2009.

A summary of option activity for the nine months ended September 30, 2010 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2009	1,853,907	$4.45 - 7.90	2013
Activity for the nine months ended Sept. 30, 2010	-
Outstanding at September 30, 2010	1,853,907	$4.45 - 7.90	2013

Exercisable at September 30, 2010	1,853,907

If all options outstanding at September 30, 2010 were exercised, the Company would receive $14,015,865 in capital.

3.       Accrued salary and related taxes

The Company is in breach of contract with its CEO and CFO regarding timely payment of salary.  The CEO’s salary breach originally occurred in 2006, and the breach of contract with the CFO extends back to April 1, 2009.  Salary currently due the CEO and CFO are as follows:

	CEO	CFO	Total
2009 Salary	$218,206	$45,000	$263,206
2010 Salary (through September 30, 2010)	131,250	90,000	221,250
	$349,456	$135,000	484,456
Estimated employer taxes			22,061

Total accrued salary and related taxes			$506,517

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

4.       Long-term debt - convertible notes

During the nine months ended September 30, 2010, the Company issued $450,217 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $265,000 were received from seven individuals who are existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $137,500 in exchange for consulting expenses to two shareholders.

As noted above, the debt and related accrued interest is convertible into the Company’s common stock, and originally, this conversion rate was equal to the closing price of the Company’s stock on the day the cash was received.  As additional money was received from the same individuals who had loaned money in the first and second quarters of 2010, the conversion rate for all notes from these individuals was negotiated downward to reflect the Company’s common stock price at a date near the day the additional cash was received in the third quarter of 2010.  ASC 470-50-40-6 requires an exchange of debt instruments with substantially different terms to be treated as a debt extinguishment.  The modification of terms on these notes met the definition of significant because the change in the fair value of the embedded conversion option was more than 10 percent of the carrying amount of the original debt instrument immediately before and after the modification of terms.

According to ASC 470-50, the difference between the net carrying value and the price paid to acquire the debt instruments is recorded as a gain or loss.  In the Company’s situation, the acquisition price was calculated as the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method), less the embedded beneficial conversion feature.  Since this acquisition price was greater than the notes’ carrying value, a loss on extinguishment of $157,413 was recorded for the nine months ended September 30, 2010.

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $31,959 was recorded as loan discount in the nine months ended September 30, 2010.  The loan discount will be amortized over the life of the convertible note.  For the nine months ended September 30, 2010, $4,594 of amortization of loan discount was recorded as interest expense.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

4.       Long-term debt - convertible notes (continued)

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the nine months ended September 30, 2010, $18,717 of amortization of premium was recorded to additional paid in capital.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Some of the adjustments described should have been made in the quarter ended June 30, 2010.  Had the adjustments been made in the proper quarter, the following accounts would have been affected:  additional paid in capital would have decreased by $42,233, carrying value of debt would have increased by $130,902 and the loss would have increased by $88,669.  Loss per share for the quarter and six months ended June 30, 2010 would have increased by $0.01 to $(0.06) and $(0.10), respectively.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at September 30, 2010 is $345,528 of which $60,150 has been included as interest payable on the accompanying September 30, 2010 balance sheet.  The difference of $285,378 represents a contingent liability at September 30, 2010.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$117,567
Total potential cash outlay:	$795,745

5.       Shareholders’ equity (deficit)

During the nine months ended September 30, 2010, 191,500 Series E preferred shares and related accrued dividends of $201,689 were converted to 491,165 shares of common stock.

If all preferred stock, related accrued dividends, options, convertible debt and related accrued interest outstanding at September 30, 2010 were converted to common stock, the total number of shares outstanding would be approximately 16,261,000.

6.       Subsequent events

Events subsequent to September 30, 2010 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  During this period, the Company issued an additional $115,000 in convertible debt on terms similar to those described in note 4.  Management found no other subsequent events that should be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

To date, our activities have included the market analysis and development of our MedClose device and the raising of development and working capital. Our operations are currently focused on the business of developing a patented internal puncture closure device known as “MedClose.” We have not commenced revenue producing operations. Our operations to date have predominately consisted of the design and development of our MedClose device and our counterpulsation units, and the raising of capital.

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

We expect to commence revenue producing operations subject to U.S. or foreign regulatory approval of the MedClose device. As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than U.S. approval, and we are currently focusing our development efforts on the approval of the MedClose device in the European Union.  We intend to submit an application for a CE mark for the MedClose product, as a delivery system consisting of the MedClose device coupled with our proprietary sealant.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union. The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, we cannot continue progress on the CE mark application.

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

In order to meet our general working capital requirements and to fund the commercial exploitation of the MedClose, in September 2007, we commenced a private placement of our Series E Preferred Stock. We are offering 1,666,667 shares of our Series E Preferred Stock, at $6.00 per share. As of November 15, 2010, we have issued 590,537 shares of Series E Preferred shares for cash and in payment of expenses totaling of $3,543,220.

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

The shares of Series E Preferred Stock have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Series E preferred shares are being sold by our executive officers, and the proceeds of the offering are expected to be used for clinical trials, regulatory compliance, manufacturing and marketing relating to the MedClose device, and working capital.

Results of Operations

Revenue.  We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

Research and Development.  Our expenses related to research and development during the nine month period ended September 30, 2010 decreased by $1,482,582 over the prior year period.  Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant.  The decrease in research and development expenses during 2010 is primarily due to capital constraints, though consulting fees decreased by approximately $173,200 as a result of the expiration of our consulting agreement with CTM Group in April 2009, and officer salaries decreased by approximately $309,000 as a result of a reduction in our CEO’s salary. Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

Our expenses related to research and development during the three month period ended September 30, 2010 decreased by $146,377 over the prior year period.  The decrease is primarily due to a reduction in our CEO’s salary of $103,000, but capital constraints affected the quarter ended September 30, 2010 as well.

General and Administrative.  During the nine month period ended September 30, 2010, general and administrative expenses decreased by $504,678 over the prior year period.  The decrease was primarily due to a decrease of $43,300 in consulting fees as a result of the expiration of our consulting agreement with CTM Group in April 2009, and a decrease in officer salaries of $77,200 due to the reduction in our CEO’s salary.  Other material decreases include legal fees of $230,200, accounting fees of $36,300, payroll taxes of $21,400, directors’ compensation of $31,000 and professional fees of $47,900. We also recognized a gain on settlement of accounts payable with one of our vendors of approximately $31,800. Upon receipt of additional capital, we would expect general and administrative expenses to increase somewhat, though we do not anticipate additional related party consulting fees or an increase in officer salaries.

During the three month period ended September 30, 2010, general and administrative expenses decreased by $58,245 over the prior year period.  The decrease was primarily due to the gain of settlement of accounts payable of $31,000 mentioned above, plus a decrease in officer salaries of $25,700 due to a reduction in our CEO’s salary, and a decrease in legal fees of $21,300, offset by an increase in insurance of $13,000.

Interest expense.  During the three month and nine month periods ended September 30, 2010, we incurred $28,041 and $64,743, respectively, in interest expense due to the issuance of the convertible notes described below.

Loss on extinguishment of debt.  During the three month and nine month periods ended September 30, 2010, we incurred a loss on extinguishment of debt of $157,413, due to modification of terms of convertible debt.

Net Loss.  Our net loss decreased by $1,762,608 for the nine months ended September 30, 2010 over the prior year period.  In addition, our net loss decreased by $19,168 for the three months ended September 30, 2010.  These decreases in net loss were due mainly to capital constraints offset by the loss on extinguishment of debt.  We have had inadequate capital to fund our plan of operation.

Financial Condition

As of September 30, 2010, we had $28,326 of cash and a working capital deficit of $4,387,938, which includes accrued dividends of $3,631,763 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred shareholders will continue to elect to receive dividends in common shares instead of cash.

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

During the nine months ended September 30, 2010, the Company issued $450,217 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $265,000 were received from seven individuals who are existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $137,500 in exchange for consulting expenses to two shareholders.

As noted above, the debt and related accrued interest is convertible into the Company’s common stock, and originally, this conversion rate was equal to the closing price of the Company’s stock on the day the cash was received.  As additional money was received from the same individuals who had loaned money in the first and second quarters of 2010, the conversion rate for all notes from these individuals was negotiated downward to reflect the Company’s common stock price at a date near the day the additional cash was received in the third quarter of 2010.  ASC 470-50-40-6 requires an exchange of debt instruments with substantially different terms to be treated as a debt extinguishment.  The modification of terms on these notes met the definition of significant because the change in the fair value of the embedded conversion option was more than 10 percent of the carrying amount of the original debt instrument immediately before and after the modification of terms.

According to ASC 470-50, the difference between the net carrying value and the price paid to acquire the debt instruments is recorded as a gain or loss.  In the Company’s situation, the acquisition price was calculated as the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method), less the embedded beneficial conversion feature.  Since this acquisition price was greater than the notes’ carrying value, a loss on extinguishment of $157,413 was recorded for the nine months ended September 30, 2010.

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $31,959 was recorded as loan discount in the nine months ended September 30, 2010.  The loan discount will be amortized over the life of the convertible note.  For the nine months ended September 30, 2010, $4,594 of amortization of loan discount was recorded as interest expense.

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the nine months ended September 30, 2010, $18,717 of amortization of premium was recorded to additional paid in capital.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Some of the adjustments described should have been made in the quarter ended June 30, 2010.  Had the adjustments been made in the proper quarter, the following accounts would have been affected:  additional paid in capital would have decreased by $42,233, carrying value of debt would have increased by $130,902 and the loss would have increased by $88,669.  Loss per share for the quarter and six months ended June 30, 2010 would have increased by $0.01 to $(0.06) and $(0.10), respectively.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at September 30, 2010 is $345,528 of which $60,150 has been included as interest payable on the accompanying September 30, 2010 balance sheet.  The difference of $285,378 represents a contingent liability at September 30, 2010.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$117,567
Total potential cash outlay:	$795,745

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

Management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments during the quarter ended September 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

(a)	None
(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of Articles of Incorporation (3)

3.3	Bylaws of the Company (1)

Item 6.	Exhibits.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation, as amended	Filed electronically herewith
3.2	Bylaws	Previously filed as part of the Company's registration statement on Form 10-SB filed on April 20, 1998, and incorporated herein by reference.
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc. (Registrant)

Dated: November 15, 2010	By:	/s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

	By:	/s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer