Form 10-K
period 2010-12-31
CPC OF AMERICA INC
filed 2011-04-15
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of June 30, 2010 was approximately $3,830,711.

The number of shares of the common stock outstanding as of April 11, 2011 was 10,149,838.

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

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2010, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $300.

Our executive offices are located at 5348 Vegas Drive, #89, Las Vegas, Nevada 89108 and our telephone number is (702) 952-9650.  Our web page is www.ClosureProductsCo.com

General

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

MedClose is in the development stage and has not been approved for sale in the United States or any foreign jurisdiction. We expect to commence revenue producing operations subject to U.S. or foreign regulatory approval of the MedClose device.  As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than U.S. approval, and we intend to focus our development efforts on the approval of the MedClose device in the European Union.  We intend to submit an application for a CE mark for the MedClose product, as a delivery system consisting of the MedClose device coupled with our proprietary sealant.  A CE mark is a mandatory conformance mark on products placed on the market in the European Economic Area.  With the CE marking on a product, the manufacturer ensures that the product is in conformity with the essential requirements of the applicable European Conformity directives.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union.  The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, we cannot continue progress on the CE mark application.

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

Currently our focus is to acquire the necessary working capital from the issuance of debt instruments or the sale of our securities.  However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.  On February 14, 2011, we submitted a registration statement on Form S-1 to the SEC for approval of up to $3 Million in Equity Capital with Ascendiant Capital Group over a 24 month period.  The registration statement is still in the approval process with the SEC at this time.

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

We believe that the MedClose device offers a superior alternative to manual compression technique, which is used in approximately 60% of both U.S. and world procedures for both cardiac diagnostic and interventional procedures. We believe that a major advantage of MedClose is that it requires no sutures and leaves no foreign matter or residue in the artery, thereby reducing the risk of an embolism resulting from residual material left in the artery. In addition, we believe that MedClose will significantly reduce the recovery time of patients following catheterization procedures. Physicians traditionally have used sutures and manual compression and other commercial closure devices to close puncture wounds following catheterization procedures. Using sutures requires direct pressure to be applied to the wound for up to 45 minutes (typically applied by a nurse or orderly) and a recovery time of up to 12 hours, during which the patient remains still to avoid hemorrhaging. MedClose, by contrast, eliminates the need for direct pressure to be applied to the wound and reduces the recovery time following the procedure to less than two hours. As a result, MedClose reduces the need for patients to remain completely immobile following the catheterization procedure and limits the recovery time and discomfort associated with the catheterization procedures.  In addition, unlike other closure devices which generally do not allow for re-entry of a closed puncture wound, the MedClose device allows for safe and effective re-entry of the closed puncture wound within a short timeframe.

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

On November 30, 2007, we submitted to the FDA an investigational device exemption, or IDE, application to clinically investigate the MedClose device in the U.S. Absent an effective exemption from the IDE regulations or a finding that the device is a non-significant, low risk device, compliance with the FDA’s IDE regulations is required before a medical device product can proceed to the last phase of the FDA regulatory process, human testing of the device.  In December 2007, the FDA responded to our IDE application with a disapproval letter. We have since filed three IDE supplements to address deficiencies cited by the FDA and the third of these was submitted on September 5, 2008.  In October 2008, the FDA responded to our September 2008 IDE supplement with a disapproval letter citing two remaining deficiencies, both of which related to the third party biological sealant we originally used in the application of the MedClose device.  Upon receipt of sufficient capital resources we will commence with completing the necessary requirements to amend the IDE with substituting our proprietary synthetic sealant for the original biologic sealant obtained from the vender.  With that substitution, we anticipate a transfer back to the Center for Devices and Radiological Health (“CDRH”) branch of the FDA from the Center for Biologics Evaluation and Research (“CBER”) branch since synthetic sealants are determined to be medical devices and not biological like the fibrin sealant.

Upon receipt of significant additional capital, we expect to commence clinical trial testing of the MedClose device utilizing the synthetic sealant formula in multiple European locations.

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

We expect to commence revenue producing operations subject to our receipt of U.S. and/or foreign regulatory approvals of MedClose.  As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than U.S. approval, and we are currently focusing our development efforts on the approval of the MedClose device in the European Union.  The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, we cannot continue progress on the CE mark application or any other commercial related activity.

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

Research and Development

Since inception through December 31, 2010, our research and development expenses have amounted to approximately $23,503,780, including $141,319 and $1,736,427 spent on research and development in 2010 and 2009, respectively. At present, none of these research and development expenses have been borne by customers, as we have not begun to market or sell our products and services.

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

Available Information

Our Internet address is http://www.ClosureProductsCo.com. The information on or accessible through our website is not part of this report. We make available, free of charge, through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents are also publicly available free of charge at the SEC’s website at www.sec.gov.

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

We have not commenced revenue producing operations and, as a result, there is a limited amount of information about us on which to make an investment decision. We were incorporated in 1996 and to date have not generated any revenues from operations. To date, our activities have included the market analysis and development of our counterpulsation units, MedClose device, synthetic sealant device and the raising of development and working capital. As a result of the absence of any operating history or revenues, there is a limited amount of information about us on which to make an investment decision. There can be no assurance that we will achieve a significant level of operations and, if so, that such operations can be conducted on a profitable basis.

We will require additional capital in the future in order to further develop or market our products, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. As of December 31, 2010, we had a working capital deficit of ($4,667,109), which includes accrued dividends of $3,789,350 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. In September 2007, we commenced a private placement of our Series E Preferred Stock, and since December 31, 2007, we have sold 566,203 shares of Series E Preferred shares for the gross proceeds of $3,397,219. We believe that we will require a minimum of $3 million of additional working capital in order to fund our proposed operations over the 12 months following the date of this report, assuming we do not receive requests for a substantial amount of dividend payments in cash. In the event we receive substantial requests for dividend payments in cash or we encounter a material amount of unexpected expenses, we may require in excess of $3 million additional capital over the next 12 months.  We will seek to obtain additional working capital through the sale of our securities or the issuance of debt instruments. However, we have no agreements or understandings with any third parties at this time for our receipt of such working capital. Consequently, there can be no assurance we will be able to access capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010 states that due to our working capital deficiency at December 31, 2010 there is a substantial doubt about our ability to continue as a going concern.

We have issued over time multiple series of preferred stock, which as of December 31, 2010 have accrued dividends in the aggregate amount of $3,789,350.  Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  As of December 31, 2010, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 271,721 shares of Series C Preferred Stock, 594,342 of Series D Preferred Stock and 399,037 of Series E Preferred Stock were issued and outstanding as of such date.

As of December 31, 2010, our outstanding shares of preferred stock had accrued dividends of $3,789,350. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company. Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred share holders will continue to elect to receive dividends in common shares instead of cash. As of December 31, 2010, we had cash and cash equivalents of $55,755 and a working capital deficit of ($4,667,109).  In the event the holders of a significant number of our Series C and D preferred shares convert their preferred shares and in doing so elect to take their dividends in cash, our working capital will be materially adversely affected.

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

We are in breach of contract with our CEO and CFO regarding timely payment of salary.  The CEO’s salary breach originally occurred in 2006, and the breach of contract with our CFO extends back to April 1, 2009.  Salary currently due the CEO and CFO total $582,569, which includes estimated employer payroll taxes of approximately $24,000.  Continued breach of these employment contracts may adversely affect our ability to retain the services of our executive officers, which in turn would have adverse consequences on our ability to move forward with our business plan.

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

The commercialization of our MedClose device will require U.S. and foreign regulatory approvals, of which there can be no assurance. The development, testing and eventual sale of our MedClose device are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA, as well as by certain foreign countries, including some in the European Union. Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries' regulatory authorities before we can market and sell our MedClose device in those countries. Obtaining regulatory approval is costly and may take many years, and after it is obtained, it remains costly to maintain. The FDA and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval and mandate product withdrawals. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on our products and manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling our MedClose device until we comply, or indefinitely.

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

The market for our stock is limited and may not provide investors with either liquidity or a market based valuation of our common stock. Our common stock is quoted on the OTC Bulletin Board market under the symbol "CPCF.OB". As of March 31, 2011, the last reported sale price of our common stock as quoted by the OTCBB was $0.40 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event they wish to sell their common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

We have issued over time multiple series of preferred stock, each of which has rights senior to our common stock including the right to be paid approximately $14.0 million of liquidation preferences. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  As of December 31, 2010, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 271,721 shares of Series C Preferred Stock, 594,342 of Series D Preferred Stock and 399,037 of Series E Preferred Stock were issued and outstanding as of such date. In the event of the liquidation, dissolution or winding up of our corporation, each holder of our preferred shares shall be paid, prior to any payments to the holders of our common stock, a liquidation preference, plus all accrued and unpaid dividends.  The Series C, Series D and Series E preferred shares are to be paid a liquidation preference of $8.90 per share, $9.15 per share and $6.00 per share, respectively. The aggregate amount of liquidation preferences, plus accrued dividends, as of December 31, 2010 was $14,040,118. Any additional preferred stock issued by our board of directors may contain similar liquidation preferences and other rights and preferences adverse to the voting power and other rights of the holders of common stock.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Mr. Rod Shipman, our Chief Executive Officer and Ms. Marcia Hein, our Chief Financial Officer. We are in breach of contract with our CEO and CFO regarding timely payment of salary. The CEO’s salary breach originally occurred in 2006, and the breach of contract with our CFO extends back to April 1, 2009.  Salary currently due the CEO and CFO total $582,569, which includes estimated employer payroll taxes of approximately $24,000.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although we intend to issue stock options or other equity-based compensation to attract and retain key individuals, such incentives may not be sufficient to attract and retain them.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock. We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment of Section 404. At December 31, 2008, management concluded that a lack of audit committee to oversee our accounting and financial reporting processes was a material weakness in our internal control over financial reporting.  We remediated that material weakness by expanding our board of directors to include at least one independent director who qualifies as an audit committee financial expert.  If, in the future, management identifies the same material weakness or additional material weaknesses,  this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance. We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the company.

Existing stockholders could experience substantial dilution upon the issuance of common stock pursuant to an equity line we have with Ascendiant Capital Group and Ascendiant Equity Partners.  Our equity line with Ascendiant Capital Group and Ascendiant Equity Partners (together, “Ascendiant”) contemplates our future possible issuance of up to an aggregate 3,000,000 shares of our common stock as a result of a registration statement, subject to certain restrictions and obligations.  We may need to draw the full amount available under this equity line prior to the expiration of the equity line. If the terms and conditions of the equity line are satisfied, and we choose to exercise our put rights to the fullest extent permitted and sell all of the 3,000,000 shares of our common stock to Ascendiant, our existing stockholders’ ownership will be diluted by approximately 29.6% based on 10,149,841 shares of common stock outstanding on December 31, 2010.  There is no floor price for the sale of our stock to Ascendiant under our equity line agreement with them, and declines in future prices of our common stock will result in a greater issuance of shares than higher future prices as the purchase price per share of common stock issuable under the equity line will be based on the daily volume weighted average price during each of the ten trading days immediately following the date of the drawdown date, less a discount of 10%. Thus, we cannot determine at this time the net total proceeds to the Company should we sell the entire 3,000,000 shares to them. We are constrained however by the market volume as to the time frame in which these shares would be sold to Ascendiant. We cannot be assured what the proceeds to the Company will be, or that the price of our common stock will not be adversely affected by these sales.

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

Quarter Ended	Low	High

March 31, 2009	$ 1.91	$ 4.75
June 30, 2009	$ 1.80	$ 4.50
September 30, 2009	$ 1.80	$ 2.95
December 31, 2009	$ 0.77	$ 2.15

March 31, 2010	$ 0.60	$ 1.10
June 30, 2010	$ 0.40	$ 0.95
September 30, 2010	$ 0.35	$ 0.60
December 31, 2010	$ 0.25	$ 0.69

Holders

As of April 2, 2010, there were 1,547 record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Pursuant to our certificates of designations, holders of shares of our Series C preferred stock and Series D preferred stock are entitled to dividends at a rate of 5% per annum, payable at the option of the holders, in either cash or shares of common stock. In addition, the holders of our Series E preferred stock are entitled to dividends at the rate of 10% per annum, payable at our option, in cash or common stock. Dividends on preferred stock are only payable at the time the preferred shares are converted into shares of common stock. During 2010, we paid no cash dividends on the shares of our preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2010 concerning our equity compensation plans:

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

Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we issued 491,165 shares of common stock upon the conversion 191,500 shares of our Series E Preferred Stock and related accrued dividends, by the holders of such preferred shares.  We also issued 121,622 shares of common stock for services valued at $47,433.  The shares of common stock issued upon the conversion of our Series E Preferred Stock and for services were issued pursuant to an exemption under Section 4(2) of the 1933 Act and Rule 506 thereunder.

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

At the present time, we have no intention of commencing operations based on our counterpulsation technologies, and we are no longer pursuing the potential sale of CPCA 2000, Inc. While we believe that our counterpulsation technologies continue to retain value, we do not believe we will be able to negotiate a sale of CPCA 2000, Inc. or its counterpulsation technologies that will result in a meaningful return to us or our shareholders until such time as the reimbursable patient costs for counterpulsation treatments under the Medicare program are significantly increased. We have historically charged to expense all research and development costs and expenses associated with our counterpulsation technologies. As of December 31, 2010, we had no assets on our consolidated balance sheet relating to our counterpulsation products or technologies, other than trademarks of less than $300.

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

We expect to commence revenue producing operations subject to U.S. and/or foreign regulatory approval of the MedClose device.  As of the date of this report, we believe that we are likely to receive foreign regulatory approval of the MedClose device sooner than U.S. approval and we intend to focus our development efforts on the approval of the MedClose device in the European Union.  We intend to submit an application for a CE mark for the MedClose product, as a delivery system consisting of the MedClose device coupled with our proprietary sealant.  CE mark approval is the principal requirement for commercial sale of the MedClose device in the European Union.  The filing of our application for a CE mark and the regulatory approval of the MedClose in the European Union is subject to our receipt of additional capital.  Until we receive additional capital, however, we cannot continue progress on the CE mark application or any other commercial related activity.

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

We do not expect to purchase or sell significant plant or equipment during 2011, nor do we expect a significant change in the number of our employees during the year.

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

During the year ended December 31, 2010, the Company issued $610,717 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $410,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $153,000 in exchange for consulting expenses.

Equity Line of Credit

On December 17, 2010, we entered into an equity line of credit agreement with Ascendiant Capital Group, LLC (“Ascendiant”) in order to establish a possible source of funding. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility pursuant to a Securities Purchase Agreement entered into between the Company and Ascendiant.

Pursuant to a Registration Rights Agreement entered into between the Company and Ascendiant in connection with the equity line of credit, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) on February 14, 2011. The registration statement will register shares of common stock to be purchased under the equity line of credit and the shares of common stock issued to Ascendiant for their commitment to the equity line of credit. There are no penalties assessed to us in connection with the filing and effectiveness deadlines associated with the registration statement.

Under the equity line of credit agreement, Ascendiant has agreed to provide us with up to $3,000,000 of funding prior to 24 months after the seventh trading date after the effective date of the registration statement.. During this period, we may request a drawdown under the equity line of credit by selling shares of our common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. We may request a drawdown once every eleven trading days, although we are under no obligation to request any drawdowns under the equity line of credit.  There must be a minimum of two trading days between each drawdown request.

During the nine trading days following a drawdown request, we will calculate the amount of shares we will sell to Ascendiant and the purchase price per share.  The purchase price per share of common stock will be based on the daily volume weighted average price of our common stock during each of the nine trading days immediately following the drawdown date, less a discount of 10%.

We may request a drawdown by faxing a drawdown notice to Ascendiant, stating the amount of the drawdown and the lowest price, if any, at which we are willing to sell the shares. The lowest price will be set by our Chief Executive Officer or Chief Financial Officer in their sole and absolute discretion.

No drawdowns on the line of credit will occur until the Registration Statement mentioned above is approved by the SEC, and that process is ongoing at this time.

Results of Operations

Revenue.  We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

Research and Development. During the 2010 fiscal year, we incurred $141,319 of research and development expenses compared to $1,736,427 during fiscal 2009. Research and development expenses relate to our ongoing development and testing of our internal puncture closure device and technique known as "MedClose", as well as our synthetic sealant device. Our research and development costs were lower in 2010 than in 2009 due to capital constraints, though consulting fees decreased by approximately $173,200 as a result of the expiration of our consulting agreement with CTM Group in April 2009, and officer salaries decreased by approximately $411,900 as a result of a reduction in our CEO’s salary.  Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

Engineering and development costs decreased by $250,363 in 2009.  Most of that decrease was a decrease in consulting fees of approximately $378,701 as a result of the expiration of our consulting agreement with CTM Group in April 2009, offset by our continued work on obtaining regulatory approval in Europe with the use of proceeds from the Series E Preferred share offering described above.

General and Administrative. During fiscal 2010, general and administrative expenses decreased by $400,057 over the prior year.  The decrease was primarily due to a decrease of $43,000 in consulting fees as a result of the expiration of our consulting agreement with CTM Group in April 2009, and a decrease in officer salaries of $103,000 due to the reduction in our CEO’s salary. Other material decreases include legal fees of $216,900, accounting fees of $25,400, payroll taxes of $47,600, directors’ compensation of $31,000, office rent of $14,700, and transfer agent fees of $15,200, offset by an increase in professional fees of $38,000 and employee benefits of $80,900 as a result of the verbal amendments to the CEO’s and CFO’s employment contracts.  We also recognized a gain on settlement of accounts payable with two of our vendors of approximately $36,800.

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

Interest expense.  During the year ended December 31, 2010, we incurred $114,070 in interest expense due to the issuance of the convertible notes described below.

Loss on extinguishment of debt.  During the year ended December 31, 2010, we incurred a loss on extinguishment of debt of $157,413, due to modification of terms of convertible debt.

Financial Condition

As of December 31, 2010, we had $57,755 of cash and a working capital deficit of ($4,667,109), which includes accrued dividends of $3,789,350 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred shareholders will continue to elect to receive dividends in common shares instead of cash.

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

During the year ended December 31, 2010, the Company issued $610,717 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $410,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $153,000 in exchange for consulting expenses.

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

According to ASC 470-50, the difference between the net carrying value and the price paid to acquire the debt instruments is recorded as a gain or loss.  In the Company’s situation, the acquisition price was calculated as the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method), less the embedded beneficial conversion feature.  Since this acquisition price was greater than the notes’ carrying value, a loss on extinguishment of $157,413 was recorded during the quarter ended September 30, 2010.

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount in the nine months ended December 31, 2010.  The loan discount will be amortized over the life of the convertible note.  For the year ended December 31, 2010, $10,774 of amortization of loan discount was recorded as interest expense.

A premium of $157,413 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the year ended December 31, 2010, $44,077 of amortization of premium was recorded to additional paid in capital.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at December 31, 2010 is $473,645 of which $103,296 has been included as interest payable on the accompanying December 31, 2010 balance sheet.  The difference of $370,349 represents a contingent liability at December 31, 2010.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Total potential cash outlay:	$1,084,362

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010 states that due to our working capital deficiency at December 31, 2009 there is a substantial doubt about our ability to continue as a going concern.

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

On February 14, 2011, we submitted a registration statement on Form S-1 to the SEC for approval of up to $3 Million in Equity Capital with Ascendiant Capital Group over a 24 month period.  The registration statement is still in the approval process with the SEC at this time.   Details of this transaction are described in the “General” section above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CPC of America, Inc.

We have audited the accompanying consolidated balance sheets of CPC of America, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2010 and for the period from inception (April 11, 1996) to December 31, 2010.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had a net capital deficiency at December 31, 2010, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also included in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2010 and for the period from inception (April 11, 1996) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 15, 2011

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash and equivalents	$57,755	$5,583
Prepaid expenses	51,703	93,933

Total current assets	109,458	99,516

Patents, net of accumulated amortization of $372,373 in 2010 and $326,853 in 2009	185,127	230,647

Trademark, net of accumulated amortization of $5,959 in 2010 and $5,544 in 2009	273	688
TOTAL ASSETS	$294,858	$330,851
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loan from officer	$-	$47,717
Accounts payable	276,352	343,977
Accrued payroll and related taxes	582,569	291,808
Accrued directors' compensation	25,000	-
Accrued interest	103,296	-
Accrued dividends payable	3,789,350	3,326,077
Total current liabilities	4,776,567	4,009,579

Convertible notes, net of $46,603 discount and $113,334 premium	677,447	-
Total liabilities	5,454,014	4,009,579

Commitments and contingencies	-	-

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value, Series C - 271,721 shares issued and outstanding at December 31, 2010 and 2009, respectively	272	272
Series D - 594,342 shares issued and outstanding at December 31, 2010 and 2009, respectively	594	594
Series E - 399,037 and 590,537 shares issued and outstanding at December 31, 2010 and 2009, respectively	399	590
Common stock, 20,000,000 shares authorized, $.0005 par value, 10,149,838 and 9,537,051 shares issued and outstanding at December 31, 2010 and 2009, respectively	5,076	4,769
Additional paid-in capital - preferred	14,808,584	16,622,353
Additional paid-in capital - common	32,077,877	30,578,607
Deficit accumulated during the development stage	(52,051,958)	(50,885,913)
Total shareholders' deficit	(5,159,156)	(3,678,728)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$294,858	$330,851

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			from inception
			(April 11, 1996)
	Year ended December 31,		to December 31,
	2010	2009	2010

Costs and expenses:
Research and development - related party	$-	$173,247	$10,016,111
Research and development - other	141,319	1,563,180	13,487,669
	141,319	1,736,427	23,503,780
General and administrative - related party	-	59,044	1,781,577
General and administrative - other	753,243	1,094,256	18,354,842
	753,243	1,153,300	20,136,419

Operating loss	(894,562)	(2,889,727)	(43,640,199)

Other income (expense):
Interest expense	(114,070)	-	(123,024)
Interest income	-	2,496	332,588
Loss on extinguishment of debt	(157,413)	-	(157,413)
Increase in cash surrender value of insurance	-	-	790,910

	(271,483)	2,496	843,061

Net loss	$(1,166,045)	$(2,887,231)	$(42,797,138)

Loss per share calculation:
Net loss	$(1,166,045)	$(2,887,231)
Beneficial conversion feature	(57,378)	(2,464,166)
Preferred dividend	(664,960)	(746,449)
Numerator	$(1,888,383)	$(6,097,846)

Basic and diluted weighted average number of common shares outstanding - Denominator	9,873,454	9,433,757

Basic and diluted net loss per share	$(0.19)	$(0.65)

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	1,853,907	1,853,907
Preferred stock	2,340,771	2,758,435

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to December 31, 2010
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
From inception (April 11, 1996) to December 31, 2010
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
From inception (April 11, 1996) to December 31, 2010

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to December 31, 2010
												Deficit
	Preferred Stock						Common Stock			Additional	Additional	Accumulated	Total
	Series C		Series D		Series E				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number		Number		Number		Number		Option	Capital-	Capital-	Development	Equity
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	288,575	$288	629,224	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and
accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion
on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,398	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and
accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	38,834	38	-	-	-	-	232,961	-	232,999
Issuance of common stock	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion
feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	352,462	-	-	352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,887,231)	(2,887,231)
Balance, December 31, 2009	271,721	272	594,342	594	590,537	590	9,537,051	4,769	-	30,578,607	16,622,353	(50,885,913)	(3,678,728)
Conversion of preferred stock and
accrued dividends into common shares	-	-	-	-	(191,500)	(191)	491,165	246	-	1,350,443	(1,148,809)	-	201,689
Valuation of beneficial conversion
feature on convertible debt	-	-	-	-	-	-	-	-	-	57,378	-	-	57,378
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(664,960)	-	(664,960)
Shares issued for commitment fee							121,622	61		47,372			47,433
Amortization of convertible note premium	-	-	-	-	-	-	-	-	-	44,077	-	-	44,077
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,166,045)	(1,166,045)
Balance, December 31, 2010	271,721	$272	594,342	$594	399,037	$399	10,149,838	$5,076	-	$32,077,877	$14,808,584	$(52,051,958)	$(5,159,156)

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			from inception
			(April 11, 1996)
	Year ended December 31,		to December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(1,166,045)	$(2,887,231)	$(42,797,138)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	45,936	45,936	410,985
Amortization of loan discount	10,774	-	10,774
Loss on extinguishment of debt	157,413	-	157,413
Contribution of officer's salary/expenses paid by officer	-	352,462	838,680
Issuance of common stock and options for services	47,433	521,291	17,396,008
Issuance of preferred stock for services	-	115,999	145,999
Issuance of debt for services	153,000	-	153,000
Changes in operating assets and liabilities
Decrease (increase) in other assets	42,230	18,483	2,070
Increase (decrease) in accounts and other payable	(67,625)	176,188	277,528
(Decrease) increase in accrued expenses	419,056	17,232	898,590
Net cash used by operating activities	(357,828)	(1,639,640)	(22,506,091)

Cash flows from investing activities:
Purchase of patent	-	-	(114,795)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Capital expenditures	-	-	(148,016)
Net cash used by investing activities	-	-	(262,811)

Cash flows from financing activities:
Proceeds from shareholder notes	-	47,717	564,917
Proceeds from convertible debt	410,000	-	410,000
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	117,000	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	410,000	164,717	22,826,657

Net increase (decrease) in cash	52,172	(1,474,923)	57,755
Cash, beginning of period	5,583	1,480,506	-
Cash, end of period	$57,755	$5,583	$57,755

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
       Consolidated Statements of Cash Flows (continued)

			Cumulative
			from inception
			(April 11, 1996)
	Year ended December 31,		to December 31,
	2010	2009	2010

Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$664,960	$746,449	$3,892,336
Conversion of preferred stock and preferred dividends paid through issuance of common stock	$201,689	$560,955	$1,290,759
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent paid by issuance of common stock	$-	$-	$288,708
Settlement of lawsuit by issuance of common stock	$-	$-	$200,000
Valuation of beneficial conversion features	$57,378	$2,464,166	$9,312,198
Conversion of loan to convertible debt	$47,717	$-	$47,717
Amortization of loan premium	$44,077	$-	$44,077

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

Liquidity and management’s plans
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of ($1,166,045) during the year ended December 31, 2010. Also, the Company had a cash balance of $57,755, a working capital deficit of ($4,667,109) and a shareholders’ deficit of ($5,159,156) at December 31, 2010.

The Company will require a minimum of $3 million of additional working capital in order to fund its proposed operations over the next 12 months, assuming that Series C and D shareholders do not make requests for a substantial amount of dividend payments in cash.  In the event the Company receives substantial requests for dividend payments in cash or encounter a material amount of unexpected expenses, additional working capital in excess of $3 million may be required.  Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.  On December 17, 2010, the Company entered into an equity line of credit agreement with Ascendiant Capital Group, LLC (“Ascendiant”) in order to establish a possible source of funding for CPC.  The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.  Ascendiant will provide up to $3,000,000 of funding over a 24 month period.  No drawdowns, however, can be made until the Company files a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”).  The Company filed such a registration statement on February 14, 2011 and it is still in the approval process with the SEC at this time. Management expects to monitor and control the Company’s operating costs until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these plans.  The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

1.  Organization and summary of significant accounting policies (continued)

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  At December 31, 2010, the only active subsidiary is Med Enclosures, LLC (“MED”).

Cash and equivalents, short-term investments and other cash flow statement supplemental information
The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.  The Company places its cash equivalents with high credit quality financial institutions.  Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, and amounts at brokerage affiliates of the banks are insured by the Securities Investor Protection Corporation (SIPC) up to $500,000.  At December 31, 2010, the Company had no balances in excess of insured limits.  The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure.  Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

No income taxes have been paid since inception.  Payments of $8,954 for interest have been made since inception, none of which was paid in 2009 or 2010.

Patents and trademarks
Patents and trademarks are stated at cost and amortized using the straight line method over their economic useful life, which is estimated at fifteen years.  Amortization expense was $45,936 in 2010 and 2009.

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
December 31, 2010

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

The Company has also adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which  defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

During the year ended December 31, 2010, the Company issued convertible notes totaling $610,717. As of December 31, 2010, the carrying value of these convertible notes was $780,743, which included accrued interest of $103,296, a $113,333 premium (net of amortization) resulting from fair value calculations due to significant modification of terms, less a discount (net of amortization) of $46,603 from the beneficial conversion feature associated with the notes. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $851,220 using cash flows discounted at relevant market interest rates in effect at the period close and Black-Scholes Pricing Model since there is no observable market price.

As of December 31, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

1. Organization and summary of significant accounting policies (continued)

Intangibles and long-lived assets
Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.  As of December 31, 2010, the Company expects these assets to be fully recoverable.

	2010	2009
Patents
Gross carrying amount	$557,500	$557,500
Accumulated amortization	$372,373	$326,853
Amortization expense	$45,520	$45,520

Trademark
Gross carrying amount	$6,232	$6,232
Accumulated amortization	$5,959	$5,544
Amortization expense	$416	$416

Amortization of intangibles is expected to be approximately $46,000 in each of the next five years.  Both patents and the trademark are being amortized over 15 years.

Income taxes
The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes.  Income taxes are accounted for under the liability method in accordance with ASC 740, Income Taxes.  Tax returns are subject to examination by taxing authorities and the returns for years 2006 – 2009 are still open.

Research and development costs
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC 730, Research and Development.

Basic and diluted net loss per share
Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For 2010 and 2009, all common stock equivalents were anti-dilutive.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

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

There were no share-based compensation expenses recognized for the years ended December 31, 2010 and 2009.

Since we have a net operating loss carryforward as of December 31, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2010 and 2009.

Recent accounting pronouncements
In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140"(ASC 860). This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company adopted these provisions at the beginning of the fiscal year ended December 31, 2010 and adoption had no impact on these consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" (ASC 810). This standard improves financial reporting by enterprises involved with variable interest entities and is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted these provisions at the beginning of the fiscal year ended December 31, 2010 and adoption had no impact on these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
1. Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company adopted these provisions at the beginning of the fiscal year ended December 31, 2010 and adoption had no impact on these consolidated financial statements.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company adopted these provisions at the beginning of the fiscal year ended December 31, 2010 and adoption had no impact on these consolidated financial statements.

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
December 31, 2010

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

2. Accrued salary and related taxes

The Company is in breach of contract with its CEO and CFO regarding timely payment of salary.  The CEO’s salary breach originally occurred in 2006, and the breach of contract with the CFO extends back to April 1, 2009.  Salary currently due the CEO and CFO are as follows:

	CEO	CFO	Total
2009 Salary	$218,206	$45,000	$263,206
2010 Salary	175,000	120,000	295,000
	$393,206	$165,000	558,206
Estimated employer taxes			24,363
Total accrued salary and related taxes			$582,569

3. Convertible notes

During the year ended December 31, 2010, the Company issued $610,717 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $410,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $153,000 in exchange for consulting expenses.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

3. Convertible notes (continued)

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

According to ASC 470-50, the difference between the net carrying value and the price paid to acquire the debt instruments is recorded as a gain or loss.  In the Company’s situation, the acquisition price was calculated as the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method), less the embedded beneficial conversion feature.  Since this acquisition price was greater than the notes’ carrying value, a loss on extinguishment of $157,413 was recorded during the quarter ended September 30, 2010.

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount in the year ended December 31, 2010.  The loan discount will be amortized over the life of the convertible note.  For the year ended December 31, 2010, $10,774 of amortization of loan discount was recorded as interest expense.

A premium of $157,413 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the year ended December 31, 2010, $44,077 of amortization of premium was recorded to additional paid in capital.

The following weighted average assumptions were used to calculate the conversion options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility of 110% and a weighted fair value ranging from $0.18 - $0.36.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

3. Convertible notes (continued)

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at December 31, 2010 is $473,645 of which $103,296 has been included as interest payable on the accompanying December 31, 2010 balance sheet.  The difference of $370,349 represents a contingent liability at December 31, 2010.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Total potential cash outlay:	$1,084,362

4. Shareholders’ equity (deficit)

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Series C preferred stock
In October 2001, the Company commenced the private placement sale of Series C preferred stock at $8.90 per share.  The Company sold 359,780 shares for proceeds of $3,202,042.  The Company recorded a beneficial conversion feature totaling $1,067,337 at the date of issuance.  The Series C preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock.  Each Series C share was convertible into one common share until June 30, 2002, when the conversion price was adjusted to the lower of $6.68 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement.  At June 30, 2002, the conversion price was adjusted to $3.57 per share.  Accrued dividends of $1,054,198 on the 271,721 shares outstanding at December 31, 2010 remain unpaid.

Series D preferred stock
In November 2002, the Company commenced the private placement sale of Series D preferred stock at $9.15 per share.  The Company sold 819,336 shares for proceeds of $7,496,924.  The Company recorded a beneficial conversion feature totaling $2,499,111 at the date of issuance. The Series D preferred stock has no voting rights and has a 5% annual dividend payable in cash or common stock.  Each Series D share was convertible into one common share until June 30, 2003, when the conversion price was adjusted to the lower of $6.86 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date as reported on any stock exchange, according to the terms of the original agreement. Based on the last prices over the applicable period, no adjustment was made to the conversion price and it remains fixed at $6.86 per share.  Accrued dividends of $2,098,048 on the 594,342 outstanding shares remain unpaid at December 31, 2010.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Series E preferred stock
In September 2007, the Company commenced the private placement sale of Series E preferred stock at $19.75 per share.  The Series E preferred stock has no voting rights and has a 10% annual dividend payable in cash or common stock at the option of the Company.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price would have been adjusted to the lower of $14.80 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price would not have been adjusted to an amount below $13.00 per share.  At December 31, 2007, the Company had not sold any of these shares, and on January 16, 2008, the terms of the Series E private placement were amended to reduce the share price to $6.00.  Each Series E share was convertible into one common share until August 31, 2008, when the conversion price was adjusted to the lower of $4.50 or 75% of the average last sale price of the common stock for the 30 trading days immediately preceding such date on any stock exchange; provided that the conversion price shall not be adjusted to an amount below $3.92 per share.  The conversion price on August 31, 2008 was $4.50 per share.  The board of directors subsequently adjusted the conversion to $3.92 to be effective December 31, 2008.  During the year ended December 31, 2008, the Company issued 546,703 shares of Series E preferred shares for cash proceeds of $3,280,220, and another 5,000 shares in payment of $30,000 of the CFO’s salary.  A beneficial conversion feature totaling $2,459,959 has been recorded in accordance with guidance issued by the FASB’s Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios.  The Company recognized and measured the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value was calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.  During the year ended December 31, 2009, the Company issued 10,000 shares of Series E preferred shares in lieu of $60,000 in salary to its CFO, and 9,334 shares of Series E preferred shares in lieu of director compensation of $56,000.  In addition, 19,500 shares of Series E preferred shares were issued for $117,000 in cash.  On June 25, 2009 the conversion price was further reduced to $2.75. A beneficial conversion feature totaling $2,464,166 was recorded to reflect the reduction in conversion price and for the Series E shares issued.  As of December 31, 2010, the outstanding number of shares of Series E preferred stock was 399,037 and the amount of accrued dividends was $637,104.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Conversions of Series C, D and E preferred stock have occurred as follows:

	# of		# of		# of		# of
	Series C	Accrued	Series D	Accrued	Series E	Accrued	Common
	Shares	Dividends	Shares	Dividends	Shares	Dividends	Shares
Year	Converted	Converted	Converted	Converted	Converted	Converted	Issued
2002	18,576	$6,625	-	$-	-	$-	46,314
2003	26,786	$18,071	-	$-	-	$-	73,800
2004	11,236	$11,758	27,873	$16,706	-	$-	70,918
2005	6,180	$9,500	106,922	$107,823	-	$-	176,405
2006	5,618	$9,520	28,418	$39,390	-	$-	60,219
2007	2,809	$7,137	27,014	$54,000	-	$-	52,964
2008	-	$-	4,826	$11,013	-	$-	8,045
2009	16,854	$53,011	30,056	$82,944	-	$-	109,048
2010	-	$-	-	$-	191,500	$201,689	491,165
Totals	88,059	$115,622	225,109	$311,876	191,500	$201,689	1,088,878

Common stock
See discussion above for common share issuances upon conversion of preferred shares. Also, see discussion below for issuance of common shares upon exercise of stock options.

During 2010, the Company issued 121,622 shares of common stock for a commitment fee valued at $47,433. The commitment fee was a requirement of the equity line of credit agreement described in Note 1.

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
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Common stock (continued)
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

If all preferred stock, related dividends, options outstanding, convertible debt and related interest at December 31, 2010 were converted to common stock, the total number of shares outstanding would be 17,065,988.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Stock options
The Company has granted options to purchase its common stock.  The option prices at the time of grant were at or above the fair value of the Company’s common stock.  The following information applies to all options outstanding at December 31, 2010:

			Weighted		Weighted
		Average	average		average
Exercise	Options	remaining	exercise	Number	exercise
Price	Outstanding	life (years)	price	exercisable	price

$4.45	100,000	2.75	$4.45	100,000	$4.45
$5.05	100,000	2.11	$5.05	100,000	$5.05
$7.90	1,653,907	2.33	$7.90	1,653,907	$7.90

The following information applies to employee options outstanding at December 31, 2010:

			Weighted		Weighted
		Average	average		average
Exercise	Options	remaining	exercise	Number	exercise
Price	Outstanding	life (years)	price	exercisable	price

$7.90	100,000	2.33	$7.90	100,000	$7.90
$4.45	50,000	2.75	$4.45	50,000	$4.45

Stock options (continued)
A summary of stock option activity since inception follows:

	Number of	Exercise
	Options	Price	Expiration
Inception (April 11, 1996)	-	-	-
Granted	4,420,000	$1.125 - 1.25	1997 - 2006
Outstanding at December 31, 1996	4,420,000	$1.125 - 1.25	1997 - 2006
Exercised	(26,666)	$1.125
Expired	(200,000)	$1.18
Outstanding at December 31, 1997	4,193,334	$1.125 - 1.25	2006
Granted	4,152,000	$1.25 - 9.00	2008
Exercised	(57,000)	$1.125 - 2.50
Canceled	(1,173,334)	$1.125
Outstanding at December 31, 1998	7,115,000	$1.125 - 9.00	2003 - 2008
Granted	25,000	$5.50	2004
Exercised	(146,904)	$1.125 - 2.50
Canceled	(490,000)	$1.125
Outstanding at December 31, 1999	6,503,096	$1.125 - 9.00	2003 - 2008
Granted	175,000	$5.00 - $5.75	2004 - 2005
Exercised	(223,832)	$1.125 - 2.50
Outstanding at December 31, 2000	6,454,264	$1.125 - 9.00	2003 - 2008
Granted	15,800	$2.50	2004
Exercised	(360,394)	$1.125 - 2.50
Outstanding at December 31, 2001	6,109,670	$1.125 - 9.00	2003 - 2008
Exercised	(282,480)	$1.125
Canceled	(100,000)	$5.50
Outstanding at December 31, 2002	5,727,190	$1.125 - 9.00	2003 - 2008

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Stock options (continued)

	Number of	Exercise
	Options	Price	Expiration
Exercised	(775,117)	$1.125 - 9.00
Canceled	(10,000)	$8.00
Outstanding at December 31, 2003	4,942,073	$1.125 - 5.75	2004 - 2008
Granted	550,000	$29.12	2009
Exercised	(460,775)	$1.125 - 5.75
Outstanding at December 31, 2004	5,031,298	$1.125 - 29.12	2006-2009
Exercised	(470,393)	$1.125 - 2.50
Outstanding at December 31, 2005	4,560,905	$1.125 - 29.12	2006-2009
Granted	200,000	$30.00	2009
Exercised	(732,699)	$1.125 - 2.50
Outstanding at December 31, 2006	4,028,206	$2.50 - 30.00	2008-2009
Exercised	(621,551)	$2.50	2008
Outstanding at December 31, 2007	3,406,655	$2.50 - 30.00	2008 - 2009
Granted	3,390,876	$4.45 - 7.90	2013
Exercised	(154,150)	$2.50 - 7.90	2008 - 2013
Canceled/Expired	(2,865,876)	$2.50 - 30.00	2008 - 2009
Outstanding at December 31, 2008	3,777,505	$4.45 - 30.00	2009 - 2013
Exercised	(29,404)	$7.90	2013
Canceled/Expired	(1,894,194)	$7.90 - 30.00	2009 - 2013
Outstanding at December 31, 2009 & 2010	1,853,907	$4.45 - 7.90	2013

Exercisable at December 31, 2010	1,853,907	$4.45 - 7.90	2013

The aggregate intrinsic value was zero on all outstanding options at December 31, 2010, since the Company’s stock was trading at a lower value than any of the options granted.  At December 31, 2010, all compensation costs have been recognized and all remaining options are vested.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Stock options (continued)
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
December 31, 2010

4. Shareholders’ equity (deficit) (continued)

Stock options (continued)
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

If all options outstanding at December 31, 2010 were exercised, the Company would receive $14,015,865 in capital.

5.  Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  At December 31, 2010 the Company has an estimated net operating loss carryforward for federal tax purposes of approximately $30,000,000, which, if unused to offset future taxable income, will begin to expire in 2012 and continue through 2031. The Company had deferred tax assets of approximately $10,500,000 and $10,100,000 at December 31, 2010 and 2009, respectively, relating to its net operating loss.  A 100% valuation allowance, which increased by $400,000 in 2010, has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

6. Commitments and contingencies

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

6. Commitments and contingencies (continued)

Employment agreement - CEO
In April 1998, the Company entered into a ten-year employment agreement with its CEO. The agreement provided for a base salary of $10,000 per month beginning May 1998. In December 1998, the CEO elected to contribute his accrued salary of $80,000 to the Company.  The agreement was amended in April 1999 to provide for increases in compensation based on increases in the consumer price index in the preceding year.  Base monthly compensation was $18,333 in 2001 and $19,250 in 2002.  In 2003, the agreement was amended; accordingly, base monthly compensation was $31,797 plus a bonus of $175,000.  For 2004, base monthly compensation was $30,323, plus a cash bonus of $58,344 and 275,000 in stock options (see note 2). The agreement was amended again in 2005 to provide for increases in annual compensation as follows: to $570,194 effective as of January 1, 2005; to $627,213 effective as of January 1, 2006; and to $698,934 effective as of January 1, 2007.  The 2005 amendment also required the CEO to be personally responsible for travel, entertainment or other business expenses incurred by the CEO in connection with the performance of his duties on behalf of the Company.  The contract also did not provide for any employee benefits, such as health and life insurance or retirement benefits.  The expiration date for this agreement was April 23, 2009, subject to automatic renewals for additional five year periods unless either party elects not to renew the agreement.  Since neither party elected not to renew the agreement, this employment agreement was renewed on April 23, 2009 for an additional five years.  The new expiration date is April 23, 2014.  The Company has not made timely payments to its CEO.  Due to this breach of the agreement by the Company, the CEO and the Board verbally agreed to a salary of $175,000 plus travel, entertainment, and other business expenses incurred by the CEO in connection with the performance of his duties on behalf of the Company.  Also included would be employee benefits, such as health and life insurance and retirement benefits. The new amendment is effective April 23, 2009.  In the fourth quarter of 2009, the Company’s CEO forgave $352,462 in salary in 2009 to make his salary of $175,000 effective as of April 23, 2009.

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

6. Commitments and contingencies (continued)

Employment agreement - CFO
Effective July 1, 2008, the Company entered into a three year employment agreement with its CFO.  The agreement provides for a base salary of $5,000 per month beginning July 2008.  In addition the Company shall issue to the CFO 30,000 shares of the Company’s Series E Preferred Stock to vest ratably over the term of the agreement.  The agreement also requires the CFO to be personally responsible for travel, entertainment or other business expenses incurred by the CFO in connection with the performance of her duties on behalf of the Company.  The contract also did not provide for any employee benefits, such as health and life insurance or retirement benefits. The Company has not made timely payments to its CFO.  Due to this breach of contract by the Company, the CFO and the Board verbally agreed to an amendment of this employment agreement.  Effective January 1, 2010, base salary will be $10,000 per month plus travel, entertainment, and other business expenses incurred by the CFO in connection with the performance of her duties on behalf of the Company.  Also included would be employee benefits, such as health and life insurance and retirement benefits.

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

Office lease
The Company leased its Sarasota, Florida office space under a one-year lease at $1,190 per month from a related party.  The lease expired November 30, 2005 and was on a month-to-month basis through December 31, 2009, at which time the lease was cancelled.  Actual rent expense was $15,732 in 2009.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

7. Related party transactions

The Company has a consulting agreement with its strategic consultant, a related party (see note 4).  The Company has also entered into various agreements with its strategic consultant for the research and development of additional applications of the Company’s proprietary intellectual properties and for office rent.  As of December 31, 2009, all of these agreements had expired.  The Company incurred expenses under these agreements as follows:

	Year ended
	December 31,	Cumulative
	2009	from inception

Research and development:
Consulting	$173,247	$6,309,233
Expense reimbursements	-	152,001
Engineering development	-	3,554,877
Total R&D to related parties	173,247	10,016,111

General and administrative:
Consulting	43,312	1,553,816
Rent	15,732	113,972
Expense reimbursements	-	113,789
	59,044	1,781,577

Total expenses to related parties	$232,291	$11,797,688

8. Subsequent events

Events subsequent to December 31, 2010, have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  During this period, the company issued $110,000 in convertible debt agreements.  The debt bears interest at rates of 20% to 30% per annum and is due two years from the date the cash is received.  The debt is convertible into the Company’s common stock at rates between $.33 - $.40.  The Company has issued a total of $720,717 of convertible debt between January 1, 2010 and the date of these financial statements; $510,000 for cash, $47,717 for a conversion of a loan from the CEO, and $163,000 in exchange for consulting expenses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. These disclosure controls and procedures are designed and maintained by or under the supervision of our chief executive officer and chief financial officer, as required by the rules of the SEC. Our chief executive officer and chief financial officer are responsible for evaluating the effectiveness of the disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures were effective as of December 31, 2010.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and biographical information of each of our directors and executive officers as of December 31, 2009 are set forth below.

Name	Director Since	Age	Position Held
Rod A. Shipman	1996	60	President and Chief Executive Officer

Marcia J. Hein	2008	52	Treasurer and Chief Financial Officer

Rafe Cohen	1998	63	Director

William C. Lievense	1996	63	Director

Ronald Cenko	2008	47	Director

Set forth below is a summary of our executive officers’ and directors’ business experience. The experience and background of each of our directors, as summarized above, were significant factors in his previously being nominated as a director of the Company.

Rod A. Shipman.  Mr. Shipman has served as our president and chief executive officer since January 1997, and has served as our corporate secretary since July 1997.  Mr. Shipman also served as our chief financial officer and treasurer from September 2000 to July 2008. Mr. Shipman has served as member of our board of directors since our inception in May 1996.  Mr. Shipman has over 30 years of experience in the medical industry with various public and private medical suppliers and medical providers. Mr. Shipman received a Bachelor of Science degree in Business Administration from Pepperdine University in Malibu, California and a Masters degree in Public and Health Care Administration from the University of San Francisco in San Francisco, California.  In 2011, Mr. Shipman earned a Professional Director Certification from the American College of Corporate Directors, a public company director education credentialing organization.

Marcia J. Hein. Ms. Hein has served as our chief financial officer and treasurer, and a member of our board of directors, since July 2008.  Ms. Hein has served as the owner and manager of Marcia J. Hein, CPA, an accounting firm located in Fort Collins, Colorado, since October 2003. Prior to that, Ms. Hein was a partner in Cacciamatta Accountancy Corp., a registered independent public accounting firm located in Irvine, California, from October 1994 to October 2003. Ms. Hein is licensed as a certified public accountant in the states of Colorado and California.  Ms. Hein holds a Bachelor of Science in accounting from Western Kentucky University.  In 2011, Ms. Hein earned a Professional Director Certification from the American College of Corporate Directors, a public company director education credentialing organization.

Rafe Cohen. Mr. Cohen has served as a member of our board of directors since July 1998, and served as our treasurer from July 1998 to September 2000.  For the past five years, Mr. Cohen has served as president of Galaxy Theaters.  Mr. Cohen is licensed as a certified public accountant by the state of California.  Mr. Cohen received a Masters Degree in Business Taxation from the University of Southern California in 1976, and a Masters Degree in Finance from the University of California, Los Angeles in 1972.  Mr. Cohen is currently a candidate for Professional Certificate from the American College of Corporate Directors a national director education organization.

William C. Lievense. Mr. Lievense has served as a member of our board of directors since October 1996. From 2004 until his retirement in 2009, Mr. Lievense was employed by Triad Hospitals, Inc. as the chief executive officer of its hospital in Jonesboro, Arkansas.  Mr. Lievense was the president and chief executive officer of Columbia/Doctors Hospital of Sarasota, Florida, and its predecessor, Galen Health Care Corporation from 1993 to his retirement in January 2000.  Mr. Lievense has over 25 years of experience in the medical industry, including extensive experience with the operation of hospitals.  Mr. Lievense received a Bachelor of Arts degree in Sociology from Alma College in Alma, Michigan and received a Masters degree in Business Administration from the University of Louisville, Kentucky.  Mr. Lievense is currently a candidate for Professional Certificate from the American College of Corporate Directors, a national director education organization.

Ronald Cenko. Mr. Cenko has served as a member of our board of directors since October 2008.  Mr. Cenko also has served as vice president and chief financial officer of Siena Health Ventures, a private equity sponsored multi-state provider of outpatient rehabilitation services, since May of 2007.  From July 2006 through May 2007, Mr. Cenko was chief financial officer for Upstream Rehabilitation, Inc, a private equity sponsored multi-state provider of outpatient rehabilitation services.  From March 1996 to July 2006, Mr. Cenko was chief financial officer of Physical Rehabilitation Network, a private equity sponsored regional provider of outpatient rehabilitation services, which was acquired by Upstream Rehabilitation, Inc. in March 2004.  Mr. Cenko is licensed as a certified public accountant in the state of California and is a graduate of the University of Michigan Business School with a BBA in finance and accounting. .  Mr. Cenko is currently a candidate for Professional Certificate from the American College of Corporate Directors, a national director education organization.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2010.

Recommendation of Nominees to the Board

There were no changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Diversity

While the Board has no formal policy with respect to diversity, the Board endeavors to have a diverse membership that represents a range of skills and depth of experience in areas that are relevant to and contribute to the Board’s oversight of the Company’s activities.  Below are qualifications that the Board feels are essential for service as one of our directors:

•	The ability to devote sufficient time and attention to the responsibilities of serving on the Board of Directors of a publicly traded company;

•
Training and experience in a function or discipline relevant to the business and operations of the Company (e.g. technology, finance, operations, marketing), or in a market or business that is similar to that contemplated by our business plan (e.g. medical devices) or in other areas that would enhance the effectiveness of the Board of Directors;

•	Awareness of and commitment to act in the best interests of the Company’s stockholders; and

•
A demonstrated record of ethical conduct and sound business judgment established by service for a period of not less than five (5) years in an executive position with a corporation or as a practicing licensed professional, in each case involving substantial responsibility and leadership.

Audit Committee; Financial Expert

We do not have a separately designated standing audit committee or a committee performing similar functions.  We do, however, consider Mr. Cenko, one of our directors, a financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2010 and 2009 by (i) our Chief Executive Officer (principal executive officer), and (ii) our Chief Financial Officer.
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Comp- ensation ($)		Total ($)
Rod A. Shipman, CEO	2010	$175,000	(1)	―	―		―	―	―	55,449	(7)	230,449
	2009	337,473	(2)	―	―			―	―	---		337,473
Marcia Hein, CFO	2010	120,000	(3)	―	―		―	―	―	―		120,000
	2009	60,000	(4)	―	73,000	(5)(6)	―	―	―	―		133,000

(1)	All the $175,000 in salary for 2010 was accrued as of December 31, 2010.

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

(3)	All the $120,000 in salary earned in 2010 was accrued as of December 31, 2010.

(4)
Of the $60,000 in salary earned in 2009, $15,000 was paid in cash, and $45,000 was accrued as of December 31, 2009. During 2009, Ms. Hein was personally responsible for the payment of and not entitled to seek reimbursement from CPC for any travel, entertainment, or other business expenses she incurred in connection with the performance of her duties on behalf of CPC. In addition, during the reported periods, Ms. Hein received no benefits from us and paid all routine office expenses, including postage, courier, phone and supplies without reimbursement from us.

(5)	Pursuant to her employment agreement, Ms. Hein was granted 30,000 shares of our Series E Preferred Stock, of which 10,000 shares vested ($60,000) in 2009. Effective January 1, 2010, the

(6)	In May 2009, Ms. Hein was granted 2,167 shares of our Series E Preferred Stock for total compensation of $13,000.

(7)	Life insurance premiums.

Employment Agreements

The employment agreements with our CEO and CFO are disclosed in note 6 to the accompanying financial statements.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number ofShares or Units of Stock That HaveNot Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units,or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Rod A. Shipman	100,000	(1)	0	0	$7.90	4/24/13	―	―	―	―
Marcia Hein	50,000	(2)	0	0	$4.45	10/08/13	―	―	―	―

(1)
On April 25, 2008, we granted Mr. Shipman options to purchase 1,607,565 shares of common stock which vest and became exercisable immediately.  The exercise price was $7.90 and the options expire April 24, 2013.  Mr. Shipman exercised 38,371 of these shares in lieu of salary in 2008, and cancelled 1,469,194 of the options in 2009.

(2)	On October 8, 2008, we granted Ms. Hein options to purchase 50,000 shares of common which vest and became exercisable immediately.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Rod Shipman	5,000						5,000
Rafe Cohen	5,000	--	-	--	--	--	5,000
William Lievense	5,000	--	-	--	--	--	5,000
Ronald Cenko	5,000	--	-	--	--	--	5,000
Marcia Hein	5,000	--	-	--	--	--	5,000

All directors’ compensation earned in 2010 was accrued at December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the beneficial ownership of our common stock, as of April 11, 2011, by:

•      All of our directors and executive officers, individually;

•      All of our directors and executive officers, as a group; and

•      All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 10,149,838 shares of our common stock outstanding as of April 11, 2011, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 11, 2011, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o CPC of America, 5348 Vegas Drive, #89, Las Vegas, Nevada 89108.

Name of Director, Executive Officer or Nominee	Shares(1)			Percentage
Rod A. Shipman	986,832	(2)		9.6%
Rafe Cohen	117,455	(3	)(4)	1.2%
William C. Lievense	119,727	(4	)(5)	1.2%
Marcia Hein	92,909	(4	)(6)	*
Ronald Cenko	55,455	(3	)(4)	*

All directors and executive officers as a group (5 persons)	1,372,377			13.1%
* Less than one percent

Name and Address of 5% Holder
CTM Group, Inc.	3,169,940	(7)		27.1%
1350 East Flamingo, #800
Las Vegas, Nevada 89119

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

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

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2010 and 2009 by our independent registered public accounting firm for such years, fees for the audit of our consolidated financial statements for the years ended December 31, 2010 and 2009, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

	2010	2009
Audit Fees	$72,000	$97,350
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
	$72,000	$97,350

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board pre-approves all services to be provided by Cacciamatta Accountancy Corporation and the estimated fees related to these services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of Financial Statements.

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed

(b)  Index to Exhibits

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of Articles of Incorporation (3)

3.3	Bylaws of the Company (1)

3.4	Amended and Restated Operating Agreement for Med Enclosures LLC (6)

4.1	Specimen of Common Stock Certificate (1)

4.2	Certificate of Designations of the Company's Series A Preferred Stock (4)

4.3	Certificate of Designations of the Company's Series B Preferred Stock (7)

4.4	Certificate of Designations of the Company's Series C Preferred Stock (7)

4.5	Certificate of Designations of the Company's Series D Preferred Stock (9)

4.6	Certificate of Designations of the Company's Series E Preferred Stock (12)

10.1	Stock Purchase Agreement between the Company and DSDS Group, Inc. dated July 25, 1997 (1)

10.2	Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (2)

10.3	Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (4)

10.4	Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (4)

10.5	Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999 (5)

10.6	Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the Company (8)

10.7	Technology agreement dated October 29, 2002 between Med Close Corp. and Med Enclosure LLC (8)

10.8	Amendment No. 2 dated January 1, 2003 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (9)

10.9	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and Rod A. Shipman (10)

10.10	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and CTM Group, Inc. (10)

10.11	Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (11)

10.12	Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (11)

10.13	Amendment No. 3 dated May 31, 2005 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (12)

10.14	Employment Agreement dated February 4, 2009 between the Company and Marcia J. Hein (14)

10.15	Product Development Agreement dated March 9, 2009 between the Company and Olex Hnojewyj (15)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
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

(12)  Previously filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 21, 2006.

(13)  Previously filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008, and incorporated herein by reference.

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

Date: April 15, 2011
By:  /s/ Rod A. Shipman
Rod A. Shipman,
President and,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rod A. Shipman	Chairman of the Board, President	April 15, 2011
Rod A. Shipman	and Chief Executive Officer (principal executive officer)

/s/ Marcia J. Hein	Chief Financial Officer and Treasurer	April 15, 2011
Marcia J. Hein	(principal financial and accounting Officer), and Director

/s/ Rafe Cohen	Director	April 15, 2011
Rafe Cohen

/s/ William Lievense	Director	April 15, 2011
William Lievense

/s/ Ronald P. Cenko	Director	April 15, 2011
Ronald P. Cenko