Form 10-Q
period 2011-03-31
CPC OF AMERICA INC
filed 2011-05-18
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐          No ☒

As of May 17, 2011, the registrant had 10,149,838 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011

PART I - FINANCIAL INFORMATION
Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at
March 31, 2011 and December 31, 2010 (audited)	F-1

Unaudited Condensed Consolidated Statements of Operations for the
three month periods ended March 31, 2011 and 2010 and
for the period from inception (April 11, 1996) to March 31, 2011	F-2

Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(Deficit) from inception (April 11, 1996) to March 31, 2011	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the
three month periods ended March 31, 2011 and 2010 and for the period
from inception (April 11, 1996) to March 31, 2011	F-7

Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
	March 31,	2010
	2011	(Audited)
ASSETS

Current assets
Cash and equivalents	$101,351	$57,755
Prepaid expenses	43,706	51,703

Total current assets	145,057	109,458

Patents, net of accumulated amortization	173,747	185,127
Trademarks, net of accumulated amortization	169	273

TOTAL ASSETS	$318,973	$294,858

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Current portion of convertible notes, net of discount and premium	$294,138	$-
Accounts payable	316,901	276,352
Accrued payroll and related taxes	657,356	582,569
Accrued directors' compensation	25,000	25,000
Accrued interest	150,013	103,296
Accrued dividends payable	3,946,946	3,789,350

Total current liabilities	5,390,354	4,776,567

Long term debt - convertible notes, net of discount and premium	476,363	677,447

Total liabilities	5,866,717	5,454,014

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 shares issued and outstanding at March 31, 2011 and December 31, 2010 (Aggregate liquidation preference of $2,418,317 at March 31, 2011 and December 31, 2010)	272	272
Series D - 594,342 shares issued and outstanding at March 31, 2011 and December 31, 2010 (Aggregate liquidation preference of $5,438,229 at March 31, 2011 and December 31, 2010)	594	594
Series E - 399,037 shares issued and outstanding at March 31, 2011 and December 31, 2010 (Aggregate liquidation preference of $2,394,222 at March 31, 2011 and December 31, 2010)	399	399
Common stock, 20,000,000 shares authorized, $.0005 par value, 10,149,838 shares issued and outstanding at March 31, 2011 and December 31, 2010	5,076	5,076
Additional paid in capital - preferred	14,650,988	14,808,584
Additional paid in capital - common	32,102,293	32,077,877
Deficit accumulated during the development stage	(52,307,366)	(52,051,958)

Total shareholders' deficit	(5,547,744)	(5,159,156)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$318,973	$294,858

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2011	2010	2011

Costs and expenses
Research and development - related party	$-	$-	$10,016,111
Research and development - other	35,560	35,735	13,523,229
	35,560	35,735	23,539,340
General and administrative - related party	-	-	1,781,577
General and administrative - other	165,661	216,106	18,520,503
	165,661	216,106	20,302,080

Operating Loss	(201,221)	(251,841)	(43,841,420)

Other income (expense)
Interest expense	(54,187)	(6,470)	(177,211)
Interest income	-	-	332,588
Loss on extinguishment of debt	-	-	(157,413)
Increase in cash surrender value of insurance	-	-	790,910
	(54,187)	(6,470)	788,874

Net Loss	$(255,408)	$(258,311)	$(43,052,546)

Loss Per share calculation:
Net Loss	$(255,408)	$(258,311)
Beneficial conversion feature	-	-
Preferred dividend	(157,596)	(187,441)
Net loss applicable to common shares - Numerator	$(413,004)	$(445,752)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Basic and diluted weighted average number of common shares outstanding - denominator	10,149,838	9,537,051

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	1,853,907	1,853,907
Preferred stock	2,340,771	2,758,589
Convertible notes	1,665,682	350,354

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to March 31, 2011
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
From inception (April 11, 1996) to March 31, 2011
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
From inception (April 11, 1996) to March 31, 2011

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
From inception (April 11, 1996) to March 31, 2011
												Deficit
	Preferred Stock						Common Stock			Additional	Additional	Accumulated	Total
	Series C		Series D		Series E				Stock	Paid-in	Paid-in	During the	Shareholders'
	Number		Number		Number		Number		Option	Capital-	Capital-	Development	Equity
	of Shares	Total	of Shares	Total	of Shares	Total	of Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	288,575	$288	629,224	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and
accrued dividends into common shares	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion
on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	288,575	288	624,398	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and
accrued dividends into common shares	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	38,834	38	-	-	-	-	232,961	-	232,999
Issuance of common stock	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion
feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	352,462	-	-	352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,887,231)	(2,887,231)
Balance, December 31, 2009	271,721	272	594,342	594	590,537	590	9,537,051	4,769	-	30,578,607	16,622,353	(50,885,913)	(3,678,728)
Conversion of preferred stock and
accrued dividends into common shares	-	-	-	-	(191,500)	(191)	491,165	246	-	1,350,443	(1,148,809)	-	201,689
Valuation of beneficial conversion
feature on convertible debt	-	-	-	-	-	-	-	-	-	57,378	-	-	57,378
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(664,960)	-	(664,960)
Shares issued for commitment fee							121,622	61		47,372			47,433
Amortization of convertible note premium	-	-	-	-	-	-	-	-	-	44,077	-	-	44,077
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,166,045)	(1,166,045)
Balance, December 31, 2010	271,721	272	594,342	594	399,037	399	10,149,838	5,076	-	32,077,877	14,808,584	(52,051,958)	(5,159,156)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(157,596)	-	(157,596)
Amortization of onvertible note premium	-	-	-	-	-	-	-	-	-	24,416	-	-	24,416
Net loss	-	-	-	-	-	-	-	-	-	-	-	(255,408)	(255,408)
Balance, March 31, 2011 (unaudited)	271,721	$272	594,342	$594	399,037	$399	10,149,838	$5,076	-	$32,102,293	$14,650,988	$(52,307,366)	$(5,547,744)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(255,408)	$(258,311)	$(43,052,546)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	11,484	11,484	422,469
Amortization of loan discount	7,469	-	18,243
Loss on extinguishment of debt	-	-	157,413
Contribution of officer's salary/expenses paid by officer	-	-	838,680
Issuance of common stock and options for services	-	-	17,396,008
Issuance of preferred stock for services	-	-	145,999
Issuance of debt for services	10,000	106,500	163,000
Changes in operating assets and liabilities
Decrease (increase) in other assets	7,997	21,033	10,067
Increase (decrease) in accounts and other payable	40,549	(36,696)	318,077
Increase (decrease) in accrued expenses	121,505	73,678	1,020,095
Net cash used in operating activities	(56,404)	(82,312)	(22,562,495)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used in investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	-	564,917
Proceeds from convertible debt	100,000	90,000	510,000
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	-	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	100,000	90,000	22,926,657

Net increase in cash	43,596	7,688	101,351

Cash, beginning of period	57,755	5,583	-

Cash, end of period	$101,351	$13,271	$101,351

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(April 11, 1996)
	March 31,		to March 31,
	2011	2010	2011
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$157,596	$187,441	$4,049,932
Preferred dividends paid through common stock issuance	$-	$-	$1,290,759
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$-	$-	$9,312,198
Conversion of loan to convertible debt	$-	$47,717	$47,717
Amortization of loan premium	$24,416	$-	$68,493

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

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

Interim periods
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $255,408 during the three months ended March 31, 2011. Also, the Company had a cash balance of $101,351, a working capital deficit of $5,245,297 and a stockholders’ deficit of $5,547,744 at March 31, 2011.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

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
March 31, 2011

1.           Organization and summary of significant accounting policies (continued)

Fair value of financial instruments (continued)
·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Since January 2010, the Company has issued convertible notes totaling $720,717. As of March 31, 2011, the carrying value of these convertible notes was $920,514, which included accrued interest of $150,013, a $88,918 premium (net of amortization) resulting from fair value calculations due to significant modification of terms, less a discount (net of amortization) of $39,134 from the beneficial conversion feature associated with the notes. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $1,106,637 using cash flows discounted at relevant market interest rates in effect at the period close and Black-Scholes Pricing Model since there is no observable market price.

As of March 31, 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

2.       Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. There was no estimated share-based compensation expense recognized for the three months ended March 31, 2011 and 2010.

A summary of option activity for the three months ended March 31, 2011 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2010	1,853,907	$4.45 - 7.90	2013
Activity for the three months ended March 31, 2011	-
Outstanding at March 31, 2011	1,853,907	$4.45 - 7.90	2013

Exercisable at March 31, 2011	1,853,907

If all options outstanding at March 31, 2011 were exercised, the Company would receive $14,015,865 in capital.

3.       Accrued salary and related taxes

The Company is in breach of contract with its CEO and CFO regarding timely payment of salary.  The CEO’s salary breach originally occurred in 2006, and the breach of contract with the CFO extends back to April 1, 2009.  Salary currently due the CEO and CFO are as follows:

	CEO	CFO	Total
2009 Salary	$218,206	$45,000	$263,206
2010 Salary	175,000	120,000	295,000
2011 Salary (through March 31, 2011)	43,750	30,000	73,750
	$436,956	$195,000	631,956
Estimated employer taxes			25,400
Total accrued salary and related taxes			$657,356

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

4.       Long-term debt - convertible notes

Since January 2010, the Company has issued $720,717 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  Due dates range from January 2012 to February 13, 2013.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Conversion rates range from $0.33 - $0.74. Cash proceeds of $510,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $163,000 in exchange for consulting expenses.

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

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount during the year ended December 31, 2010.  The loan discount will be amortized over the life of the convertible note.  For the three months ended March 31, 2011 and 2010, $7,469 and $0 of amortization of loan discount was recorded as interest expense, respectively.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

4.       Long-term debt - convertible notes (continued)

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the three months ended March 31, 2011 and 2010, $24,216 and $0 of amortization of premium was recorded to additional paid in capital, respectively.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at March 31, 2011 is $525,732 of which $150,013 has been included as interest payable on the accompanying March 31, 2011 balance sheet.  The difference of $375,719 represents a contingent liability at March 31, 2011.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 and 2013 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Quarter ending March 31, 2013	$162,087
Total potential cash outlay:	$1,246,449

5.       Shareholders’ equity (deficit)

There have been no preferred stock sales or conversions or common share issuances during the three months ended March 31, 2011.

If all preferred stock, related accrued dividends, options, convertible debt and related accrued interest outstanding at March 31, 2011 were converted to common stock, the total number of shares outstanding would be approximately 17,274,794.

6.       Subsequent events

Events subsequent to March 31, 2011 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

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

Upon receipt of additional capital, we expect to commence clinical trial testing of the MedClose device utilizing the synthetic sealant formula in multiple European locations.  We will also commence with completing the necessary requirements to amend the investigational device exemption, or IDE, application with the FDA, by substituting our proprietary synthetic sealant for the original biologic sealant obtained from a third party vendor. With that substitution, we anticipate a transfer back to the Center for Devices and Radiological Health (“CDRH”) branch of the FDA from the Center for Biologics Evaluation and Research (“CBER”) branch since synthetic sealants are determined to be medical devices and not biological. We also intend to pursue an ISO 13485 certification of our records and procedures relating to our development and the proposed manufacturing of our MedClose device and proprietary sealant.

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

Research and Development.  Our expenses related to research and development during the three month period ended March 31, 2011 is nearly the same as in the prior year three month period: $35,560 and $35,735, respectively.  Research and development related to the development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant have virtually ceased due to capital constraints.  Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative.  During the three month period ended March 31, 2011, general and administrative expenses decreased by $50,445 over the prior year three month period.  The decrease was primarily due to a decrease of $11,200 in auditing fees, and a decrease in other professional fees of $116,200, offset by increases in insurance of $29,400, continuing education of $5,000, estimated payroll taxes of $7,500 and legal fees of $31,300.  The increase in legal fees is a result of filing a registration statement on Form S-1 with the SEC.  Upon receipt of additional capital, we would expect general and administrative expenses to increase somewhat, though we do not anticipate an increase in officer salaries.

Interest expense.  During the three month period ended March 31, 2011, we incurred $54,187 in interest expense due to the issuance of the convertible notes described below.  This represents an increase of $47,717 over the prior year due to an increase in the amount of notes outstanding.

Net Loss.  Our net loss is approximately the same for the three month periods of March 31, 2011 and 2010: $255,408 and $258,311, respectively.  Any decrease in general and administrative expenses was offset by an increase in interest expense.  We have had inadequate capital to fund our plan of operation.

Financial Condition

As of March 31, 2011, we had $101,351 of cash and a working capital deficit of $5,245,297, which includes accrued dividends of $3,946,946 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred shareholders will continue to elect to receive dividends in common shares instead of cash.

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

Since January 2010, the Company has issued $720,717 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $510,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $163,000 in exchange for consulting expenses.

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

According to ASC 470-50, the difference between the net carrying value and the price paid to acquire the debt instruments is recorded as a gain or loss.  In the Company’s situation, the acquisition price was calculated as the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method), less the embedded beneficial conversion feature.  Since this acquisition price was greater than the notes’ carrying value, a loss on extinguishment of $157,413 was recorded for the quarter ended September 30, 2010.

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount during the year ended December 31, 2010.  The loan discount will be amortized over the life of the convertible note.  For the three months ended March 31, 2011 and 2010, $7,469 and $0 of amortization of loan discount was recorded as interest expense, respectively.

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the three months ended March 31, 2011 and 2010, $24,416 and $0 of amortization of premium was recorded to additional paid in capital, respectively.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at March 31, 2011 is $525,732 of which $150,013 has been included as interest payable on the accompanying March 31, 2011 balance sheet.  The difference of $375,719 represents a contingent liability at March 31, 2011.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 and 2013 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Quarter ending March 31, 2013	$162,087
Total potential cash outlay:	$1,246,449

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

Under the equity line of credit agreement, Ascendiant has agreed to provide us with up to $3,000,000 of funding prior to 24 months after the seventh trading date after the effective date of the registration statement. During this period, we may request a drawdown under the equity line of credit by selling shares of its common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. We may request a drawdown once every eleven trading days, although we are under no obligation to request any drawdowns under the equity line of credit.  There must be a minimum of two trading days between each drawdown request.

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

Forward Looking Statements

This report contains forward-looking statements that are based on our beliefs as well as assumptions and information currently available to us.  When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” and similar expressions are intended to identify forward-looking statements.  These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning FDA approval of our products; the risks and uncertainties concerning the acceptance of our services and products by our potential customers; our present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning technological changes and the competition for our services and products; and the risks and uncertainties concerning general economic conditions.  These and other factors that may affect our results are discussed more fully in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.  Forward-looking statements speak only as of the date they are made.  Readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and are urged to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See particularly our reports on Forms 10-K, 10-Q and 8-K filed from time to time with the Securities and Exchange Commission.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There have been no material developments during the quarter ended March 31, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

CPC of America, Inc.
(Registrant)

Dated: May 18, 2011	By: /s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

By: /s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer