Form 10-Q
period 2011-06-30
CPC OF AMERICA INC
filed 2011-08-22
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___   No    X

As of August 19, 2011, the registrant had 10,149,838  shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2011

PART I - FINANCIAL INFORMATION

Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 (audited)	F-2
Unaudited Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2011 and 2010 and for the period from inception (April 11, 1996) to June 30, 2011	F-3
Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from inception (April 11, 1996) to June 30, 2011	F-4
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 and for the period from inception (April 11, 1996) to June 30, 2011	F-8
Notes to Unaudited Condensed Consolidated Financial Statements	F-10

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
	June 30,	2010
	2011	(Audited)
ASSETS

Current assets
Cash and equivalents	$2,151	$57,755
Prepaid expenses	42,416	51,703

Total current assets	44,567	109,458

Patents, net of accumulated amortization	162,367	185,127
Trademarks, net of accumulated amortization	64	273

TOTAL ASSETS	$206,998	$294,858

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Current portion of convertible notes, net of discount and premium	$438,259	$-
Accounts payable	313,997	276,352
Accrued payroll and related taxes	732,206	582,569
Accrued directors' compensation	25,000	25,000
Accrued interest	200,547	103,296
Accrued dividends payable	4,104,542	3,789,350

Total current liabilities	5,814,551	4,776,567

Long term debt - convertible notes, net of discount and premium	326,518	677,447

Total liabilities	6,141,069	5,454,014

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value,
Series C - 271,721 shares issued and outstanding at June 30, 2011 and December 31, 2010 (Aggregate liquidation preference of $2,418,317 at June 30, 2011 and December 31, 2010)	272	272
Series D - 594,342 shares issued and outstanding at June 30, 2011 and December 31, 2010 (Aggregate liquidation preference of $5,438,229 at June 30, 2011 and December 31, 2010)	594	594
Series E - 399,037 shares issued and outstanding at June 30, 2011 and December 31, 2010 (Aggregate liquidation preference of $2,394,222 at June 30, 2011 and December 31, 2010)	399	399
Common stock, 20,000,000 shares authorized, $.0005 par value, 10,149,838 shares issued and outstanding at June 30, 2011 and December 31, 2010	5,076	5,076
Additional paid in capital - preferred	14,493,392	14,808,584
Additional paid in capital - common	32,126,708	32,077,877
Deficit accumulated during the development stage	(52,560,512)	(52,051,958)

Total shareholders' deficit	(5,934,071)	(5,159,156)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$206,998	$294,858

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Six Months Ended		(April 11, 1996)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011

Costs and expenses
Research and development - related party	$-	$-	$-	$-	$10,016,111
Research and development - other	44,150	35,180	79,710	70,915	13,567,379
	44,150	35,180	79,710	70,915	23,583,490
General and administrative - related party	-	-	-	-	1,781,577
General and administrative - other	150,669	177,227	316,330	393,333	18,671,172
	150,669	177,227	316,330	393,333	20,452,749

Operating Loss	(194,819)	(212,407)	(396,040)	(464,248)	(44,036,239)

Other income (expense)
Interest expense	(58,327)	(30,232)	(112,514)	(36,702)	(235,538)
Interest income	-	-	-	-	332,588
Loss on extinguishment of debt	-	-	-	-	(157,413)
Increase in cash surrender value of insurance	-	-	-	-	790,910
	(58,327)	(30,232)	(112,514)	(36,702)	730,547

Net Loss	$(253,146)	$(242,639)	$(508,554)	$(500,950)	$(43,305,692)

Loss Per share calculation:
Net Loss	$(253,146)	$(242,639)	$(508,554)	$(500,950)
Beneficial conversion feature	-	(66,083)	-	(66,083)
Preferred dividend	(157,596)	(162,345)	(315,192)	(349,786)
Net loss applicable to common shares - Numerator	$(410,742)	$(471,067)	$(823,746)	$(916,819)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.09)

Basic and diluted weighted average number of common shares outstanding - denominator	10,149,838	9,873,186	10,149,838	9,706,047

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options			1,853,907	1,853,907
Preferred stock			2,340,771	2,340,771
Convertible notes			1,943,727	663,424

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to June 30, 2011

	Preferred Stock										Common Stock					Deficit
	Series A		Series B		Series C		Series D		Series E					Additional	Additional	Accumulated
	Number		Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Total
	of		of		of		of		of		of		Option	Capital-	Capital-	Development	Shareholders'
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	Equity(Deficit)
Initial capitalization	-	$-	-	$-	-	$-	-	$-	-	$-	2,400,000	$1,200	$-	$-	$-	$-	$1,200
Issuance of common stock for a note	-	-	-	-	-	-	-	-	-	-	300,000	150	-	-	-	-	150
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	100,000	50	-	4,950	-	-	5,000
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	764,000	382	-	37,818	-	-	38,200
Net loss for 1996	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(59,079)	(59,079)
Balance, December 31, 1996	-	-	-	-	-	-	-	-	-	-	3,564,000	1,782	-	42,768	-	(59,079)	(14,529)
Exercise of options	-	-	-	-	-	-	-	-	-	-	26,666	13	-	29,987	-	-	30,000
Issuance of common stock for cash and conversion of note payable ($77,000)	-	-	-	-	-	-	-	-	-	-	640,000	320	-	927,680	-	-	928,000
Net loss for 1997	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(457,829)	(457,829)
Balance, December 31, 1997	-	-	-	-	-	-	-	-	-	-	4,230,666	2,115	-	1,000,435	-	(516,908)	485,642
Exercise of options	-	-	-	-	-	-	-	-	-	-	57,000	29	-	114,971	-	-	115,000
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	40,000	20	-	57,980	-	-	58,000
Issuance of preferred stock for cash	8,824	9	-	-	-	-	-	-	-	-	-	-	-	-	74,991	-	75,000
Valuation of beneficial conversion feature on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	(25,000)	0
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	-	-	-	-	80,000	-	-	80,000
Net loss for 1998	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(640,580)	(640,580)
Balance, December 31, 1998	8,824	9	-	-	-	-	-	-	-	-	4,327,666	2,164	-	1,253,386	99,991	(1,182,488)	173,062
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	209,490	105	-	366,503	-	-	366,608
Exercise of options	-	-	-	-	-	-	-	-	-	-	146,904	73	-	177,289	-	-	177,362
Issuance of preferred stock for cash	70,469	70	-	-	-	-	-	-	-	-	-	-	-	-	598,930	-	599,000
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(25,725)	-	(25,725)
Valuation of beneficial conversion feature on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	199,486	(199,486)	0
Repurchase of common shares	-	-	-	-	-	-	-	-	-	-	(560,000)	(280)	-	-	-		(280)
Net loss for 1999	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,329,328)	(1,329,328)
Balance, December 31, 1999	79,293	$79	-	$-	-	$-	-	$-	-	-	4,124,060	$2,062	$-	$1,797,178	$872,682	$(2,711,302)	$(39,301)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to June 30, 2011

	Preferred Stock										Common Stock					Deficit
	Series A		Series B		Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 1999	79,293	$79	-	$0	-	$0	-	$0	-	$0	4,124,060	$2,062	$0	$1,797,178	$872,682	$(2,711,302)	$(39,301)
Exercise of warrants	-	-	-	-	-	-	-	-			365,500	183	-	639,442	-	-	639,625
Exercise of options	-	-	-	-	-	-	-	-			223,832	113	-	258,528	-	-	258,641
Issuance of preferred stock for cash	-	-	71,429	71	-	-	-	-			-	-	-	-	624,929	-	625,000
Valuation of beneficial conversion feature on Series B Preferred	-	-	-	-	-	-	-	-			-	-	-	-	208,125	(208,125)	-
Conversion of Series A Preferred into common shares	(70,469)	(70)	-	-	-	-	-	-			131,996	66	-	624,659	(598,930)	-	25,725
Beneficial conversion feature on Series A Preferred shares	-	-	-	-	-	-	-	-			-	-	-	199,486	(199,486)	-	-
Settlement of lawsuit	-	-	-	-	-	-	-	-	-	-	33,333	17	-	199,983	-	-	200,000
Purchase of patent	-	-	-	-	-	-	-	-	-	-	47,042	24	-	235,184	-	-	235,208
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	(280,000)	280,000	-	-	-
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	105,000	-	-	-	105,000
Cancellation of common shares	-	-	-	-	-	-	-	-	-	-	(89,000)	(45)	-	-	-	-	(45)
Net loss for 2000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,749,444)	(1,749,444)

Balance, December 31, 2000	8,824	$9	71,429	$71	-	$0	-	$0	-	$0	4,836,763	$2,420	$(175,000)	$4,234,460	$907,320	$(4,668,871)	$300,409
Exercise of options	-	-	-	-	-	-	-	-	-	-	360,394	180	-	413,483	-	-	413,663
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	100,000	50	-	255,450	-	-	255,500
Issuance of preferred stock for cash	-	-	113,715	114	95,123	$95	-	-	-	-	-	-	-	-	1,841,392	-	1,841,601
Valuation of beneficial conversion feature on Series B Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	331,636	(331,636)	-
Valuation of beneficial conversion feature on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	282,233	(282,233)	-
Conversion of preferred stock and accrued dividends into common shares	(8,824)	(9)	(113,715)	(114)	-	-	-	-	-	-	330,327	165	-	1,081,316	(1,069,887)	-	11,471
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(63,397)	-	(63,397)
Issuance of common stock options for services	-	-	-	-	-	-	-	-	-	-	-	-	-	20,000	-	-	20,000
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	140,000	-	-	-	140,000
Net loss for 2001	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,968,471)	(1,968,471)

Balance, December 31, 2001	-	-	71,429	71	95,123	95	-	-	-	-	5,627,484	2,815	(35,000)	6,004,709	2,229,297	(7,251,211)	950,776
Exercise of options	-	-	-	-	-	-	-	-	-	-	282,480	140	-	317,650	-	-	317,790
Conversion of preferred stock and accrued dividends into common shares	-	-	(71,429)	(71)	(18,576)	(19)	-	-	-	-	241,627	120	-	790,205	(783,495)	-	6,740
Valuation of beneficial conversion feature on Series C & D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,122,521	(1,122,521)	-
Cancellations of shares	-	-	-	-			-	-	-	-	(535,933)	(268)	-	(199,732)	-	-	(200,000)
Issuance of preferred stock for cash	-	-	-	-	264,657	265	110,627	111	-	-	-	-	-		3,367,233	-	3,367,609
Amortization of stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	35,000	-	-	-	35,000
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(122,861)	-	(122,861)
Purchase of Med Enclosure Stock	-	-	-	-	-	-	-	-	-	-	10,000	5	-	53,495	-	-	53,500
Net loss for 2002	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,460,574)	(3,460,574)
Balance December 31, 2002	-	$0	-	$0	341,204	$341	110,627	$111	-	$0	5,625,658	$2,812	$0	$6,966,327	$5,812,695	$(11,834,306)	$947,980

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to June 30, 2011

	Preferred Stock										Common Stock					Deficit
	Series A		Series B		Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	of Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2002	-	$0	-	$0	341,204	$341	110,627	$111	-	$0	5,625,658	$2,812	$0	$6,966,327	$5,812,695	$(11,834,306)	$947,980
Exercise of options	-	-	-	-	-	-	-	-	-	-	775,117	388	-	1,351,807	-	-	1,352,195
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(26,786)	(27)	-	-	-	-	73,800	37	-	263,034	(244,973)	-	18,071
Valuation of beneficial conversion feature on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,161,694	(2,161,694)	-
Issuance of preferred stock for cash	-	-	-	-	-	-	708,824	709	-	-	-	-	-	-	6,484,373	-	6,485,082
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(390,289)		(390,289)
Net loss for 2003	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,759,466)	(2,759,466)
Balance, December 31, 2003	-	-	-	-	314,418	314	819,451	820	-	-	6,474,575	3,237	-	8,581,168	13,823,500	(16,755,466)	5,653,573
Exercise of options	-	-	-	-	-	-	-	-	-	-	460,775	230	-	1,082,034	-	-	1,082,264
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(11,236)	(11)	(27,873)	(28)	-	-	70,918	36	-	383,428	(354,961)	-	28,464
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(478,594)		(478,594)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	-	4,527,784	-	-	4,527,784
Net loss for 2004	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,314,255)	(8,314,255)
Balance, December 31, 2004	-	-	-	-	303,182	303	791,578	792	-	-	7,006,268	3,503	-	14,574,414	12,989,945	(25,069,721)	2,499,236
Exercise of options	-	-	-	-	-	-	-	-	-	-	470,393	235	-	777,724	-	-	777,959
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(6,180)	(6)	(106,922)	(107)	-	-	176,405	88	-	1,150,457	(1,033,109)	-	117,323
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(501,921)		(501,921)
Issuance of common stock for patent	-	-	-	-	-	-	-	-	-	-	4,000	2	-	153,998	-	-	154,000
Net loss for 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,625,516)	(1,625,516)
Balance, December 31, 2005	-	-	-	-	297,002	297	684,656	685	-	-	7,657,066	3,828	-	16,656,593	11,454,915	(26,695,237)	1,421,081
Exercise of options	-	-	-	-	-	-	-	-	-	-	732,699	367	-	1,187,471	-	-	1,187,838
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(5,618)	(6)	(28,418)	(28)	-	-	60,219	30	-	358,881	(309,966)	-	48,911
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(430,176)	-	(430,176)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	-	264,297	-	-	264,297
Expenses paid by officer/shareholder	-	-	-	-	-	-	-	-	-	-	-	-	-	61,252	-	-	61,252
Net loss for 2006	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,811,855)	(2,811,855)
Balance, December 31, 2006	-	-	-	-	291,384	291	656,238	657	-	-	8,449,984	4,225	-	18,528,494	10,714,773	(29,507,092)	(258,652)
Exercise of options	-	-	-	-	-	-	-	-	-	-	621,551	311	-	1,553,566	-	-	1,553,877
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(2,809)	(3)	(27,014)	(28)	-	-	52,964	26	-	333,659	(272,117)	-	61,537
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(434,044)	-	(434,044)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	-	23,063	-	-	23,063
Net loss for 2007	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,435,774)	(2,435,774)
Balance, December 31, 2007	-	$-	-	$-	288,575	$288	629,224	$629	-	$-	9,124,499	$4,562	$-	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to June 30, 2011

	Preferred Stock										Common Stock					Deficit
	Series A		Series B		Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	-	$0	-	$0	288,575	$288	629,224	$629	-	$0	9,124,499	$4,562	$0	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	-	-	-	-	288,575	288	624,398	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	-	-	-	-	38,834	38	-	-	-	-	232,961	-	232,999
Issuance of common stock	-	-	-	-	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	-	-	-	-	352,462	-	-	352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,887,231)	(2,887,231)
Balance, December 31, 2009	-	-	-	-	271,721	272	594,342	594	590,537	590	9,537,051	4,769	-	30,578,607	16,622,353	(50,885,913)	(3,678,728)
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	-	-	-	-	(191,500)	(191)	491,165	246	-	1,350,443	(1,148,809)	-	201,689
Valuation of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	57,378	-	-	57,378
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(664,960)	-	(664,960)
Shares issued for commitment fee	-	-	-	-	-	-	-	-	-	-	121,622	61	-	47,372	-	-	47,433
Amortization of convertible note premium	-	-	-	-	-	-	-	-	-	-	-	-	-	44,077	-	-	44,077
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,166,045)	(1,166,045)
Balance, December 31, 2010	-	-	-	-	271,721	272	594,342	594	399,037	399	10,149,838	5,076	-	32,077,877	14,808,584	(52,051,958)	(5,159,156)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(315,192)	-	(315,192)
Amortization of convertible note premium	-	-	-	-	-	-	-	-	-	-	-	-	-	48,831	-	-	48,831
Net loss six months ended June 30, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(508,554)	(508,554)
Balance, June 30, 2011 (unaudited)	-	$-	-	$-	271,721	$272	594,342	$594	399,037	$399	10,149,838	$5,076	-	$32,126,708	$14,493,392	$(52,560,512)	$(5,934,071)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(508,554)	$(500,950)	$(43,305,692)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	22,969	22,968	433,954
Amortization of loan discount	15,199	8,349	25,973
Loss on extinguishment of debt	-	-	157,413
Contribution of officer's salary/expenses paid by officer	-	-	838,680
Issuance of common stock and options for services	-	-	17,396,008
Issuance of preferred stock for services	-	-	145,999
Issuance of debt for services	20,962	114,500	173,962
Changes in operating assets and liabilities
Increase (decrease) in other assets	9,287	44,320	11,357
Increase (decrease) in accounts and other payable	37,645	(39,154)	315,173
Increase (decrease) in accrued expenses	246,888	194,313	1,145,478
Net cash used in operating activities	(155,604)	(155,654)	(22,661,695)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used in investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	-	564,917
Proceeds from convertible debt	100,000	205,000	510,000
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	-	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	100,000	205,000	22,926,657

Net increase in cash	(55,604)	49,346	2,151

Cash, beginning of period	57,755	5,583	-

Cash, end of period	$2,151	$54,929	$2,151

(Continued)
The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(April 11, 1996)
	June 30,		to June 30,
	2011	2010	2011
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$315,192	$349,786	$4,207,528
Preferred dividends paid through common stock issuance	$-	$201,689	$1,290,759
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$-	$66,082	$9,312,198
Conversion of loan to convertible debt	$-	$47,717	$47,717
Amortization of loan premium	$48,831	$-	$92,908

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

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

Interim periods
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $508,554 during the six months ended June 30, 2011. Also, the Company had a cash balance of $2,151, a working capital deficit of $5,769,984 and a stockholders’ deficit of $5,934,071 at June 30, 2011.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

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
June 30, 2011

1.  Organization and summary of significant accounting policies (continued)

Fair value of financial instruments (continued)

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Since January 2010, the Company has issued convertible notes totaling $731,679. As of June 30, 2011, the carrying value of these convertible notes was $965,324, which included accrued interest of $200,547, a $64,503 premium (net of amortization) resulting from fair value calculations due to significant modification of terms, less a discount (net of amortization) of $31,405 from the beneficial conversion feature associated with the notes. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $1,009,016 using cash flows discounted at relevant market interest rates in effect at the period close and Black-Scholes Pricing Model since there is no observable market price.

As of June 30, 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

2.  Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. There was no estimated share-based compensation expense recognized for the six months ended June 30, 2011 and 2010.

A summary of option activity for the six months ended June 30, 2011 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2010	1,853,907	$4.45 - 7.90	2013
Activity for the six months ended June 30, 2011	-
Outstanding at June 30, 2011	1,853,907	$4.45 - 7.90	2013

Exercisable at June 30, 2011	1,853,907

If all options outstanding at June 30, 2011 were exercised, the Company would receive $14,015,865 in capital.

3.  Accrued salary and related taxes

The Company is in breach of contract with its CEO and CFO regarding timely payment of salary.  The CEO’s salary breach originally occurred in 2006, and the breach of contract with the CFO extends back to April 1, 2009.  Salary currently due to the CEO and CFO are as follows:

	CEO	CFO	Total
2009 Salary	$218,206	$45,000	$263,206
2010 Salary	175,000	120,000	295,000
2011 Salary (through June 30, 2011)	87,500	60,000	147,500
	$480,706	$225,000	705,706
Estimated employer taxes			26,500
Total accrued salary and related taxes			$732,206

4.  Long-term debt - convertible notes

Since January 2010, the Company has issued $731,679 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  Due dates range from January 2012 to April 13, 2013.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Conversion rates range from $0.22 - $0.74.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

4.  Long-term debt - convertible notes (continued)

Cash proceeds of $510,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $173,962 in exchange for services.

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

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount during the year ended December 31, 2010.  The loan discount will be amortized over the life of the convertible note.  For the six months ended June 30, 2011 and 2010, $15,199 and $0 of amortization of loan discount was recorded as interest expense, respectively.

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the six months ended June 30, 2011 and 2010, $48,831 and $0 of amortization of premium was recorded to additional paid in capital, respectively.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

4.  Long-term debt - convertible notes (continued)

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at June 30, 2011 is $534,597 of which $200,547 has been included as interest payable on the accompanying June 30, 2011 balance sheet.  The difference of $334,050 represents a contingent liability at June 30, 2011.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 and 2013 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Quarter ending March 31, 2013	$162,087
Quarter ending June 30, 2013	$19,828
Total potential cash outlay:	$1,266,277

5.  Shareholders’ equity (deficit)

There have been no preferred stock sales or conversions or common share issuances during the three months ended June 30, 2011.

If all preferred stock, related accrued dividends, options, convertible debt and related accrued interest outstanding at June 30, 2011 were converted to common stock, the total number of shares outstanding would be approximately 17,710,856.

6.  Subsequent events

Events subsequent to June 30, 2011 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  As of the date of this report, management found no such events.

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

Research and Development.  Our expenses related to research and development during the six month period ended June 30, 2011 is nearly the same as in the prior year six month period: $79,710 and $70,915, respectively.  Research and development related to the development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant have virtually ceased due to capital constraints.  Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative.  During the six month period ended June 30, 2011, general and administrative expenses decreased by $77,003 over the prior year six month period.  The decrease was primarily due to a decrease in other professional fees of $131,768, and a decrease in Directors’ compensation of $25,000, offset by increases in insurance of $47,672 and legal fees of $29,308.  The increase in legal fees is a result of filing a registration statement on Form S-1 with the SEC.  Upon receipt of additional capital, we would expect general and administrative expenses to increase, though we do not anticipate an increase in officer salaries.

Interest expense.  During the six month period ended June 30, 2011, we incurred $112,514 in interest expense due to the issuance of the convertible notes described below.  This represents an increase of $75,812 over the prior year due to an increase in the amount of notes outstanding.

Net Loss.  Our net loss is approximately the same for the six month periods of June 30, 2011 and 2010: $508,554 and $500,950, respectively, as the decrease in general and administrative expenses was offset by the increase in interest expense. We have had inadequate capital to fund our plan of operation

Financial Condition

As of June 30, 2011, we had $2,151 of cash and a working capital deficit of $5,769,984, which includes accrued dividends of $4,104,542 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred shareholders will continue to elect to receive dividends in common shares instead of cash.

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

Since January 2010, the Company has issued $731,679 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $510,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $47,717, and the Company issued notes totaling $173,962 in exchange for consulting expenses.

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

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount during the year ended December 31, 2010.  The loan discount will be amortized over the life of the convertible note.  For the six months ended June 30, 2011 and 2010, $15,199 and $8,349 of amortization of loan discount was recorded as interest expense, respectively.

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the six months ended June 30, 2011 and 2010, $48,831 and $0 of amortization of premium was recorded to additional paid in capital, respectively.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at June 30, 2011 is $534,597 of which $200,547 has been included as interest payable on the accompanying June 30, 2011 balance sheet.  The difference of $334,050 represents a contingent liability at June 30, 2011.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 and 2013 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Quarter ending March 31, 2013	$162,087
Quarter ending June 30, 2013	$19,828
Total potential cash outlay:	$1,266,277

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

There were no changes in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments during the quarter ended June 30, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 5.   Other Information

(a)
On August 18, 2011, Ms. Marcia Hein tendered her resignation as Chief Financial Officer effective August 31, 2011. Mr. Rod A. Shipman will take over as Chief Financial Officer on September 1, 2011.  Ms. Hein will remain on the board as a director.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith
101.INS	XBRL Instance Document	To be Filed by Amendment
101.SCH	XBRL Schema Document	To be Filed by Amendment
101.CAL	XBRL Calculation Linkbase Document	To be Filed by Amendment
101.DEF	XBRL Definition Linkbase Document	To be Filed by Amendment
101.LAB	XBRL Label Linkbase Document	To be Filed by Amendment
101.PRE	XBRL Presentation Linkbase Document	To be Filed by Amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc. (Registrant)

Dated: August 19, 2011	By:	/s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

	By:	/s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer