Form 10-Q/A
period 2011-06-30
CPC OF AMERICA INC
filed 2011-09-06
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Amendment No. 1 to
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___   No    X

As of August 19, 2011, the registrant had 10,149,838  shares of its $.0005 par value common stock issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.   Exhibits.

Exhibit No.	Description	Method of Filing
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Previously filed
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith.
101.PRE	XBRL Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc. (Registrant)

Dated: September 6, 2011	By:	/s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

	By:	/s/ Marcia J. Hein
Marcia J. Hein,
Chief Financial Officer