Form 10-K/A
period 2010-12-31
CPC OF AMERICA INC
filed 2011-09-07
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE.  NONE

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K for the period ending December 31, 2010 is being filed to amend certain information in response to comments by the SEC to our original filing. The following areas contain changes:

1.	Item 8 Financial Statements
a.	Auditor’s report
b.	Balance sheet – added liquidation preference information
c.	Statement of operations – changes made in loss per share calculation section
d.	Note 3 – Convertibles notes – Added a table with details of convertible notes to the end of this note.
2.	Item 15 Exhibits and Financial Statement Schedules – Added exhibits 10.16 through 10.20.

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

We have issued over time multiple series of preferred stock, each of which has rights senior to our common stock including the right to be paid approximately $14.0 million of liquidation preferences, including accrued dividends . Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders.  As of December 31, 2010, we had issued five series of preferred shares (Series A through E), of which all of the Series A and Series B shares had been converted into common shares as of such date and 271,721 shares of Series C Preferred Stock, 594,342 of Series D Preferred Stock and 399,037 of Series E Preferred Stock were issued and outstanding as of such date. In the event of the liquidation, dissolution or winding up of our corporation, each holder of our preferred shares shall be paid, prior to any payments to the holders of our common stock, a liquidation preference, plus all accrued and unpaid dividends.  The Series C, Series D and Series E preferred shares are to be paid a liquidation preference of $8.90 per share, $9.15 per share and $6.00 per share, respectively. The aggregate amount of liquidation preferences, plus accrued dividends, as of December 31, 2010 was $14,040,118. Any additional preferred stock issued by our board of directors may contain similar liquidation preferences and other rights and preferences adverse to the voting power and other rights of the holders of common stock.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPC of America, Inc. and subsidiaries (a development stage company)  as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2010 and for the period from inception (April 11, 1996) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 15, 2011

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash and equivalents	$57,755	$5,583
Prepaid expenses	51,703	93,933

Total current assets	109,458	99,516

Patents, net of accumulated amortization of $372,373 in 2010 and $326,853 in 2009	185,127	230,647

Trademark, net of accumulated amortization of $5,959 in 2010 and $5,544 in 2009	273	688
TOTAL ASSETS	$294,858	$330,851
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loan from officer	$-	$47,717
Accounts payable	276,352	343,977
Accrued payroll and related taxes	582,569	291,808
Accrued directors' compensation	25,000	-
Accrued interest	103,296	-
Accrued dividends payable	3,789,350	3,326,077
Total current liabilities	4,776,567	4,009,579

Convertible notes, net of $46,603 discount and $113,334 premium	677,447	-
Total liabilities	5,454,014	4,009,579

Commitments and contingencies	-	-

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value, Series C - 271,721 shares issued and outstanding at December 31, 2010 and 2009, respectively (Aggregate liquidation preference of $2,418,317 at December 31, 2010 and 2009)	272	272
Series D - 594,342 shares issued and outstanding at December 31, 2010 and 2009, respectively (Aggregate liquidation preference of $5,438,229 at December 31, 2010 and 2009)	594	594
Series E - 399,037 and 590,537 shares issued and outstanding at December 31, 2010 and 2009, respectively (Aggregate liquidation preference of $2,394,222 and $3,543,222 at December 2010 and 2009 respectively)	399	590
Common stock, 20,000,000 shares authorized, $.0005 par value, 10,149,838 and 9,537,051 shares issued and outstanding at December 31, 2010 and 2009, respectively	5,076	4,769
Additional paid-in capital - preferred	14,808,584	16,622,353
Additional paid-in capital - common	32,077,877	30,578,607
Deficit accumulated during the development stage	(52,051,958)	(50,885,913)
Total shareholders' deficit	(5,159,156)	(3,678,728)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$294,858	$330,851

The accompanying notes are an integral part of these consolidated financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			from inception
			(April 11, 1996)
	Year ended December 31,		to December 31,
	2010	2009	2010

Costs and expenses:
Research and development - related party	$-	$173,247	$10,016,111
Research and development - other	141,319	1,563,180	13,487,669
	141,319	1,736,427	23,503,780
General and administrative - related party	-	59,044	1,781,577
General and administrative - other	753,243	1,094,256	18,354,842
	753,243	1,153,300	20,136,419

Operating loss	(894,562)	(2,889,727)	(43,640,199)

Other income (expense):
Interest expense	(114,070)	-	(123,024)
Interest income	-	2,496	332,588
Loss on extinguishment of debt	(157,413)	-	(157,413)
Increase in cash surrender value of insurance	-	-	790,910

	(271,483)	2,496	843,061

Net loss	$(1,166,045)	$(2,887,231)	$(42,797,138)

Loss per share calculation:
Net loss	$(1,166,045)	$(2,887,231)
Beneficial conversion feature	(57,378)	(2,464,166)
Preferred dividend	(664,960)	(746,449)
Net loss applicable to common shares - Numerator	$(1,888,383)	$(6,097,846)

Basic and diluted weighted average number of common shares outstanding - Denominator	9,873,454	9,433,757

Basic and diluted net loss per share	$(0.19)	$(0.65)

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options	1,853,907	1,853,907
Preferred stock	2,340,771	2,758,435
Convertible notes	1,613,595	-

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

3. Convertible notes (continued)

Summary of outstanding debt at December 31, 2010:

Name	Interest Rate	Issue Date	Expiration Date	Conversion Rate	Principal Amount

Lender 1.	30%	5/7/2010	1/7/2012	0.57	$20,000
Lender 2.	20%	2/11/2010	2/11/2012	0.74	10,000
Lender 3	30%	8/31/2010	2/26/2012	0.33	106,500
Lender 4	30%	8/31/2010	2/26/2012	0.33	10,000
Lender 5	30%	8/31/2010	2/26/2012	0.33	10,000
Lender 6.	30%	8/31/2010	2/26/2012	0.33	30,000
Lender 7	30%	8/31/2010	2/26/2012	0.33	10,000
Lender 8 - CEO	20%	3/8/2010	3/8/2012	0.61	47,717
Lender 1	30%	5/7/2010	5/7/2012	0.57	10,000
Lender 7.	30%	8/31/2010	4/28/2012	0.33	5,000
Lender 3	30%	8/31/2010	4/28/2012	0.33	8,000
Lender 5	30%	8/31/2010	4/28/2012	0.33	3,475
Lender 5	30%	8/31/2010	4/28/2012	0.33	4,300
Lender 4	30%	8/31/2010	4/28/2012	0.33	25,675
Lender 4	30%	8/31/2010	4/28/2012	0.33	4,830
Lender 6	30%	8/31/2010	4/28/2012	0.33	36,720
Lender 9.	30%	5/27/2010	5/27/2012	0.61	10,000
Lender 10	30%	5/27/2010	5/27/2012	0.61	15,000
Lender 11	30%	6/21/2010	6/21/2012	0.57	18,000
Lender 4	30%	8/4/2010	8/4/2012	0.33	1,675
Lender 4	30%	8/4/2010	8/4/2012	0.33	8,775
Lender 5	30%	8/4/2010	8/4/2012	0.33	6,200
Lender 5	30%	8/4/2010	8/4/2012	0.33	1,525
Lender 6	30%	8/4/2010	8/4/2012	0.33	1,825
Lender 12.	30%	8/4/2010	8/4/2012	0.33	5,000
Lender 3	30%	8/4/2010	8/4/2012	0.33	2,500
Lender 13.	25%	8/16/2010	8/16/2012	0.40	10,000
Lender 5	30%	8/31/2010	8/31/2012	0.33	11,425
Lender 5	30%	8/31/2010	8/31/2012	0.33	6,650
Lender 4	30%	8/31/2010	8/31/2012	0.33	3,945
Lender 4	30%	8/31/2010	8/31/2012	0.33	2,980
Lender 3	30%	8/31/2010	8/31/2012	0.33	2,500
Lender 14.	30%	9/17/2010	9/16/2012	0.37	100,000
Lender 15	30%	9/17/2010	9/16/2012	0.37	10,000
Lender 16.	30%	11/4/2010	11/3/2012	0.37	15,000
Lender 17.	30%	11/17/2010	11/16/2012	0.37	10,000
Lender 18	30%	11/17/2010	11/21/2012	0.37	20,000
Lender 11	30%	11/17/2010	11/16/2012	0.37	5,500
					$610,717

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of Financial Statements.

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed

(b)  Index to Exhibits

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of Articles of Incorporation (3)

3.3	Bylaws of the Company (1)

3.4	Amended and Restated Operating Agreement for Med Enclosures LLC (6)

4.1	Specimen of Common Stock Certificate (1)

4.2	Certificate of Designations of the Company's Series A Preferred Stock (4)

4.3	Certificate of Designations of the Company's Series B Preferred Stock (7)

4.4	Certificate of Designations of the Company's Series C Preferred Stock (7)

4.5	Certificate of Designations of the Company's Series D Preferred Stock (9)

4.6	Certificate of Designations of the Company's Series E Preferred Stock (12)

10.1	Stock Purchase Agreement between the Company and DSDS Group, Inc. dated July 25, 1997 (1)

10.2	Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (2)

10.3	Amendment to Employment Agreement dated April 1, 1999 between the Company and Rod A. Shipman (4)

10.4	Amendment to Consulting Agreement dated April 1, 1999 between the Company and CTM Group, Inc. (4)

10.5	Letter Agreement between the Company and Leslie J. Kessler dated May 18, 1999 (5)

10.6	Membership Interest Purchase Agreement dated September 30, 2002 between Gene Myers Enterprises, Inc. and the Company (8)

10.7	Technology agreement dated October 29, 2002 between Med Close Corp. and Med Enclosure LLC (8)

10.8	Amendment No. 2 dated January 1, 2003 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (9)

10.9	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and Rod A. Shipman (10)

10.10	Amendment No. 3 dated October 15, 2004 to Royalty Agreement between Med Enclosure, LLC and CTM Group, Inc. (10)

10.11	Membership Interest Purchase Agreement dated November 30, 2004 between Gene Myers Enterprises, Inc. and the Company (11)

10.12	Membership Interest Purchase Agreement dated January 31, 2005 between Gene Myers Enterprises, Inc. and the Company (11)

10.13	Amendment No. 3 dated May 31, 2005 to Employment Agreement dated April 23, 1998 between the Company and Rod A. Shipman (12)

10.14	Employment Agreement dated February 4, 2009 between the Company and Marcia J. Hein (14)

10.15	Product Development Agreement dated March 9, 2009 between the Company and Olex Hnojewyj (15)

10.16	Convertible Debenture dated February 26, 2010 between Rodney Schoemann and the Company*

10.17	Convertible Debenture dated February 26, 2010 between Carol L. Schoemann and the Company*

10.18	Convertible Debenture dated March 8, 2010 between Rod Shipman and the Company*

10.19	Convertible Debenture dated April 28, 2010 between Carol L. Schoemann and the Company*

10.20	Convertible Debenture dated September 17, 2010 between Henry F. Johnson, Jr. and the Company*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
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

Date: September 7, 2011
By:  /s/ Rod A. Shipman
Rod A. Shipman,
President and,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rod A. Shipman	Chairman of the Board, President	September 7, 2011
Rod A. Shipman	and Chief Executive Officer (principal executive officer)

/s/ Marcia J. Hein	Chief Financial Officer and Treasurer	September 7, 2011
Marcia J. Hein	(principal financial and accounting Officer), and Director

/s/ Rafe Cohen	Director	September 7, 2011
Rafe Cohen

/s/ William Lievense	Director	September 7, 2011
William Lievense

/s/ Ronald P. Cenko	Director	September 7, 2011
Ronald P. Cenko

32