Form 10-Q
period 2011-09-30
CPC OF AMERICA INC
filed 2011-11-17
CIK 1042728

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

As of November 14, 2011, the registrant had 10,149,838 shares of its $.0005 par value common stock issued and outstanding.

CPC OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2011

PART I - FINANCIAL INFORMATION
Page No.
Item 1. Financial Statements.

Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (audited)	F-1

Unaudited Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2011 and 2010 and for the period from inception (April 11, 1996) to September 30, 2011
F-2

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from inception (April 11, 1996) to September 30, 2011	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and for the period from inception (April 11, 1996) to September 30, 2011	F-7

Notes to Unaudited Condensed Consolidated Financial Statements	F-9

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

		December 31,
	September 30,	2010
	2011	(Audited)
ASSETS

Current assets
Cash and equivalents	$156	$57,755
Prepaid expenses	58,298	51,703

Total current assets	58,454	109,458

Patents, net of accumulated amortization	150,987	185,127
Trademarks, net of accumulated amortization	-	273

TOTAL ASSETS	$209,441	$294,858

LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
Current portion of convertible notes, net of discount and premium	$591,378	$-
Accounts payable	308,098	276,352
Accrued payroll and related taxes	807,056	582,569
Accrued directors' compensation	25,000	25,000
Accrued interest	253,082	103,296
Accrued dividends payable	4,262,138	3,789,350

Total current liabilities	6,246,752	4,776,567

Long term debt - convertible notes, net of discount and premium	230,121	677,447

Total liabilities	6,476,873	5,454,014

Shareholders' deficit
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value, Series C - 271,721 shares issued and outstanding at September 30, 2011 and December 31, 2010 (Aggregate liquidation preference of $2,418,317 at September 30, 2011 and December 31, 2010)	272	272
Series D - 594,342 shares issued and outstanding at September 30, 2011 and December 31, 2010 (Aggregate liquidation preference of $5,438,229 at September 30, 2011 and December 31, 2010)	594	594
Series E - 399,037 shares issued and outstanding at September 30, 2011 and December 31, 2010 (Aggregate liquidation preference of $2,394,222 at September 30, 2011 and December 31, 2010)	399	399
Common stock, 20,000,000 shares authorized, $.0005 par value, 10,149,838 shares issued and outstanding at September 30, 2011 and December 31, 2010	5,076	5,076
Additional paid in capital - preferred	14,335,796	14,808,584
Additional paid in capital - common	32,151,666	32,077,877
Deficit accumulated during the development stage	(52,761,235)	(52,051,958)

Total shareholders' deficit	(6,267,432)	(5,159,156)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$209,441	$294,858

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Nine Months Ended		(April 11, 1996)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

Costs and expenses
Research and development - related party	$-	$-	$-	$-	$10,016,111
Research and development - other	46,863	46,888	115,128	106,319	13,602,797
	46,863	46,888	115,128	106,319	23,618,908
General and administrative - related party	-	-	-	-	1,781,577
General and administrative - other	101,326	85,573	420,881	490,390	18,775,723
	101,326	85,573	420,881	490,390	20,557,300

Operating Loss	(148,189)	(132,461)	(536,009)	(596,709)	(44,176,208)

Other income (expense)
Interest expense	(52,534)	(28,041)	(173,268)	(64,743)	(296,292)
Interest income	-	-	-	-	332,588
Loss on extinguishment of debt	-	(157,413)	-	(157,413)	(157,413)
Increase in cash surrender value of insurance	-	-	-	-	790,910
	(52,534)	(185,454)	(173,268)	(222,156)	669,793

Net Loss	$(200,723)	$(317,915)	$(709,277)	$(818,865)	$(43,506,415)

Loss Per share calculation:
Net Loss	$(200,723)	$(317,915)	$(709,277)	$(818,865)
Beneficial conversion feature	-	(31,959)	-	(31,959)
Preferred dividend	(157,596)	(157,587)	(472,788)	(507,373)
Net loss applicable to common shares - Numerator	$(358,319)	$(507,461)	$(1,182,065)	$(1,358,197)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.12)	$(0.14)

Basic and diluted weighted average number of common shares outstanding - denominator	10,149,838	10,028,216	10,149,838	9,814,617

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise/conversion of:
Outstanding options			1,853,907	1,853,907
Preferred stock			2,340,771	2,340,771
Convertible notes			2,111,377	1,477,108

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to September 30, 2011

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
From inception (April 11, 1996) to September 30, 2011

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
From inception (April 11, 1996) to September 30, 2011

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

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Equity (Deficit) (continued)
From inception (April 11, 1996) to September 30, 2011

	Preferred Stock										Common Stock					Deficit
	Series A		Series B		Series C		Series D		Series E					Additional	Additional	Accumulated	Total
	Number		Number		Number		Number		Number		Number		Stock	Paid-in	Paid-in	During the	Shareholders'
	of		of		of		of		of		of		Option	Capital-	Capital-	Development	Equity
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Costs	Common	Preferred	Stage	(Deficit)

Balance, December 31, 2007	-	$0	-	$0	288,575	$288	629,224	$629	-	$0	9,124,499	$4,562	$0	$20,438,782	$10,008,612	$(31,942,866)	$(1,489,993)
Exercise of options	-	-	-	-	-	-	-	-	-	-	154,150	77	-	592,502	-	-	592,579
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	-	-	(4,826)	(5)	-	-	8,045	4	-	55,159	(44,145)	-	11,013
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,459,959	(2,459,959)	-
Issuance of preferred stock	-	-	-	-	-	-	-	-	551,703	552	-	-	-	-	3,309,668	-	3,310,220
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(637,465)		(637,465)
Stock option costs	-	-	-	-	-	-	-	-	-	-	-	-	-	7,712,616	-	-	7,712,616
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	-	-	-	-	344,966	-	-	344,966
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,131,691)	(11,131,691)
Balance, December 31, 2008	-	-	-	-	288,575	288	624,398	624	551,703	552	9,286,694	4,643	-	29,144,025	15,096,629	(45,534,516)	(1,287,755)
Exercise of options	-	-	-	-	-	-	-	-	-	-	29,404	15	-	232,276	-	-	232,291
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	(16,854)	(16)	(30,056)	(30)	-	-	109,048	55	-	560,900	(424,954)	-	135,955
Issuance of preferred stock	-	-	-	-	-	-	-	-	38,834	38	-	-	-	-	232,961	-	232,999
Issuance of common stock	-	-	-	-	-	-	-	-	-	-	111,905	56	-	288,944	-	-	289,000
Valuation of beneficial conversion feature on Series E Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,464,166	(2,464,166)	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(746,449)	-	(746,449)
Contribution of officer's salary	-	-	-	-	-	-	-	-	-	-	-	-	-	352,462	-	-	352,462
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,887,231)	(2,887,231)
Balance, December 31, 2009	-	-	-	-	271,721	272	594,342	594	590,537	590	9,537,051	4,769	-	30,578,607	16,622,353	(50,885,913)	(3,678,728)
Conversion of preferred stock and accrued dividends into common shares	-	-	-	-	-	-	-	-	(191,500)	(191)	491,165	246	-	1,350,443	(1,148,809)	-	201,689
Valuation of beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	57,378	-	-	57,378
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(664,960)	-	(664,960)
Shares issued for commitment fee	-	-	-	-	-	-	-	-	-	-	121,622	61	-	47,372	-	-	47,433
Amortization of convertible note premium	-	-	-	-	-	-	-	-	-	-	-	-	-	44,077	-	-	44,077
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,166,045)	(1,166,045)
Balance, December 31, 2010	-	-	-	-	271,721	272	594,342	594	399,037	399	10,149,838	5,076	-	32,077,877	14,808,584	(52,051,958)	(5,159,156)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(472,788)	-	(472,788)
Amortization of convertible note premium	-	-	-	-	-	-	-	-	-	-	-	-	-	73,789	-	-	73,789
Net loss nine months ended September 30, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(709,277)	(709,277)
Balance, September 30, 2011 (unaudited)	-	$-	-	$-	271,721	$272	594,342	$594	399,037	$399	10,149,838	$5,076	-	$32,151,666	$14,335,796	$(52,761,235)	$(6,267,432)

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to September 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(709,277)	$(818,865)	$(43,506,415)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	34,413	34,452	445,398
Amortization of loan discount	23,418	4,594	34,192
Loss on extinguishment of debt	-	157,413	157,413
Contribution of officer's salary/expenses paid by officer	-	-	838,680
Issuance of common stock and options for services	-	-	17,396,008
Issuance of preferred stock for services	-	-	145,999
Issuance of debt for services	94,422	137,500	247,422
Changes in operating assets and liabilities
(Increase) decrease in other assets	(6,594)	37,887	(4,524)
Increase (decrease) in accounts and other payable	31,746	(95,097)	309,274
Increase (decrease) in accrued expenses	374,273	299,859	1,272,863
Net cash used in operating activities	(157,599)	(242,257)	(22,663,690)

Cash flows from investing activities
Purchase of patent	-	-	(114,795)
Capital expenditures	-	-	(148,016)
Redemption of cash surrender value of life insurance	-	-	790,910
Increase in cash surrender value of life insurance	-	-	(790,910)
Net cash used in investing activities	-	-	(262,811)

Cash flows from financing activities
Proceeds from shareholder notes	-	-	564,917
Proceeds from convertible debt	100,000	265,000	510,000
Payments on note payable to shareholder	-	-	(102,017)
Exercise of options and warrants	-	-	4,853,421
Issuance of preferred stock	-	-	16,390,512
Issuance of common stock	-	-	915,200
Dividends	-	-	(5,051)
Cancellation of common stock	-	-	(200,325)
Net cash provided by financing activities	100,000	265,000	22,926,657

Net increase in cash	(57,599)	22,743	156

Cash, beginning of period	57,755	5,583	-

Cash, end of period	$156	$28,326	$156

(Continued)
The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(April 11, 1996)
	September 30,		to September 30,
	2011	2010	2011
Non-cash investing and financing activities:
Issuance of common stock for note receivable	$-	$-	$150
Debt to equity conversion	$-	$-	$422,033
Acquisition of minority interest	$-	$-	$33,250
Sale of Tercero - elimination of goodwill	$-	$-	$(40,000)
Preferred dividends accrued	$472,788	$507,373	$4,365,124
Preferred dividends paid through common stock issuance	$-	$201,689	$1,290,759
Acquisition of Med Enclosures for note payable	$-	$-	$250,000
Acquisition of patent through issuance of common stock	$-	$-	$288,708
Settlement of lawsuit through common stock issuance	$-	$-	$200,000
Valuation of beneficial conversion features	$-	$31,959	$9,312,198
Conversion of loan to convertible debt	$-	$47,717	$47,717
Amortization of loan premium	$73,789	$18,717	$117,866

The accompanying notes are an integral part of these condensed financial statements.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

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

Interim periods
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

Reclassifications
Certain amounts previously reported have been reclassified to conform to the current period presentation. These reclassifications have no effect on net loss.

Liquidity and management’s plans
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues from operations and there is no assurance that the Company will generate revenues in the future. The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its MedClose vascular closure system.  The Company incurred a net loss of $709,277 during the nine months ended September 30, 2011. Also, the Company had a cash balance of $156, a working capital deficit of $6,188,298 and a stockholders’ deficit of $6,267,432 at September 30, 2011.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

1.   Organization and summary of significant accounting policies (continued)

Liquidity and management’s plans (continued)
The Company will require a minimum of $3 million of additional working capital in order to fund its proposed operations over the next 12 months, assuming that Series C and D shareholders do not make requests for a substantial amount of dividend payments in cash.  In the event the Company receives substantial requests for dividend payments in cash or encounters a material amount of unexpected expenses, additional working capital in excess of $3 million may be required.

Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.  On December 17, 2010, the Company entered into an equity line of credit agreement with Ascendiant Capital Group, LLC (“Ascendiant”) in order to establish a possible source of funding for CPC.  The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.  Ascendiant will provide up to $3,000,000 of funding over a 24 month period.  No drawdowns, however, can be made until the Company files a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) and the registration statement is declared effective.  The Company filed such a registration statement on February 14, 2011 and it is still in the approval process with the SEC at this time. Management expects to monitor and control the Company’s operating costs until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these plans.  The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

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

Since January 2010, the Company has issued convertible notes totaling $805,139. As of September 30, 2011, the carrying value of these convertible notes was $1,074,581, which included accrued interest of $253,082, a $39,544 premium (net of amortization) resulting from fair value calculations due to significant modification of terms, less a discount (net of amortization) of $23,186 from the beneficial conversion feature associated with the notes. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $1,758,230 using cash flows discounted at relevant market interest rates in effect at the period close and Black-Scholes Pricing Model since there is no observable market price.

As of September 30, 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

2.   Share-based payments

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. There was no estimated share-based compensation expense recognized for the nine months ended September 30, 2011 and 2010.

A summary of option activity for the nine months ended September 30, 2011 is as follows:

	Number of	Exercise Price
	Options	Per Share	Expiration

Outstanding at December 31, 2010	1,853,907	$4.45 - 7.90	2013
Activity for the nine months ended Sept. 30, 2011	-
Outstanding at September 30, 2011	1,853,907	$4.45 - 7.90	2013

Exercisable at September 30, 2011	1,853,907

If all options outstanding at September 30, 2011 were exercised, the Company would receive $14,015,865 in capital.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

3.   Accrued salary and related taxes

The Company is in breach of contract with its CEO and CFO regarding timely payment of salary.  The CEO’s salary breach originally occurred in 2006, and the breach of contract with the CFO extends back to April 1, 2009.  Salary currently due to the CEO and CFO are as follows:

	CEO	CFO	Total
2009 Salary	$218,206	$45,000	$263,206
2010 Salary	175,000	120,000	295,000
2011 Salary (through Sept. 30, 2011)	131,250	90,000	221,250
	$524,456	$255,000	779,456
Estimated employer taxes			27,600
Total accrued salary and related taxes			$807,056

4.   Long-term debt - convertible notes

Since January 2010, the Company has issued $805,139 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  Due dates range from January 2012 to September 8, 2013.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Conversion rates range from $0.22 - $0.74.

Cash proceeds of $510,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $79,717 into covertible notes and the Company issued notes totaling $215,422 in exchange for services.

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

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount since January 2010.  The loan discount will be amortized over the life of the convertible note.  For the nine months ended September 30, 2011 and 2010, $23,418 and $4,594 of amortization of loan discount was recorded as interest expense, respectively.

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the nine months ended September 30, 2011 and 2010, $73,789 and $18,717 of amortization of premium was recorded to additional paid in capital, respectively.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at September 30, 2011 is $588,594 of which $253,082 has been included as interest payable on the accompanying September 30, 2011 balance sheet.  The difference of $335,512 represents a contingent liability at September 30, 2011.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

CPC OF AMERICA, INC. AND SUBSIDIARIES
(A Development Stage Company)

4.   Long-term debt - convertible notes (continued)

The following cash outlays would be required in 2012 and 2013 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Quarter ending March 31, 2013	$162,087
Quarter ending June 30, 2013	$19,828
Quarter ending September 30, 2013	$127,457
Total potential cash outlay:	$1,393,734

5.   Shareholders’ equity (deficit)

There have been no preferred stock sales or conversions or common share issuances during the three months ended September 30, 2011.

If all preferred stock, related accrued dividends, options, convertible debt and related accrued interest outstanding at September 30, 2011 were converted to common stock, the total number of shares outstanding would be approximately 18,204,887.

The following is a summary of shareholders’ equity as of September 30, 2011:

The Articles of Incorporation authorize a total of 20,000,000 shares of Common Stock, of which 10,149,838 are issued and outstanding, and a total of 5,000,000 shares of Preferred Stock, of which 1,265,100 shares are outstanding. There are outstanding options to purchase 1,853,907 shares of Common Stock, all of which expire in 2013 and carry exercise prices ranging from $4.45 to $7.90 per share, well above the current market price.

6.   Subsequent events

Events subsequent to September 30, 2011 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  As of the date of this report, no such events occurred.

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

Currently our focus is to acquire the necessary working capital from the issuance of debt instruments or the sale of our securities.  However, there can be no assurance we will be able to obtain the required additional working capital on commercially reasonable terms or at all.  On December 17, 2010, the Company entered into an equity line of credit agreement with Ascendiant Capital Group, LLC (“Ascendiant”) in order to establish a possible source of funding.  The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility.  Ascendiant will provide up to $3,000,000 of funding over a 24 month period.  No drawdowns, however, can be made until the Company files a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”).  The Company filed such a registration statement on February 14, 2011 and received notice of four review comments thereof.  Thereafter the Company received from the SEC its annual three year review notice with the usual routine list of comments which impacted the S-1 process thereof.  On September 8, 2011, the 2010 Form 10K was deemed reviewed with no other comments and an amended 2010 Form 10K was filed thereafter in September.  Thus the S-1 is still in the approval process with the SEC at this time subject to operating capital to complete this approval process thereof.

Results of Operations

Revenue.  We have generated no revenue to date and do not expect to generate revenue until we have received commercial regulatory approval of our MedClose device in various countries and markets.

Research and Development.  Our expenses related to research and development during the nine month period ended September 30, 2011 were nearly the same as in the prior year nine month period: $115,128 and $106,319, respectively.  Research and development related to the development and testing of our internal puncture closure device and technique known as “Medclose” and our proprietary sealant have virtually ceased due to capital constraints.  Subject to our receipt of additional capital, we expect our research and development costs to increase as we get further into human trials and proceed towards the submission of applications for CE Mark/European commercial approval and eventually a FDA pre-market approval thereafter.

General and Administrative.  During the nine month period ended September 30, 2011, general and administrative expenses decreased by $69,509 over the prior year nine month period.  The decrease was primarily due to a decrease in other professional fees and a decrease in Directors’ compensation, offset by increases in insurance and legal fees resulting from the filing of a registration statement on Form S-1 with the SEC.  Upon receipt of additional capital, we would expect general and administrative expenses to increase, though we do not anticipate an increase in officer salaries.

Interest expense.  During the nine month period ended September 30, 2011, we incurred $173,268 in interest expense due to the issuance of the convertible notes described below.  This represents an increase of $108,525 over the prior year due to an increase in the amount of notes outstanding.

Net Loss.  Our net loss decreased for the nine month period of September 30, 2011 compared to the same period in 2010: $709,277 and $818,865, respectively, as the increase in interest expense was offset by the decrease in general and administrative expenses in the current period and the loss on extinguishment of debt in the prior year period. We have had inadequate capital to fund our plan of operation

Financial Condition

As of September 30, 2011, we had $156 of cash and a working capital deficit of $6,188,298, which includes accrued dividends of $4,262,138 payable on our outstanding shares of Series C, Series D and Series E preferred stock as of such date. Our Series C and Series D preferred stock both have a 5% annual dividend payable in cash or shares of our common stock, at the option of the holder. Those dividends are convertible into our common shares at the rate of $3.57 per share in the case of the Series C preferred stock and $6.86 per share in the case of the Series D preferred stock. Our Series E preferred stock has a 10% annual dividend payable in cash or shares of our common stock, at the option of our company, subject to the holder’s right to take dividends in common shares. The dividends on Series E preferred stock are convertible into our common shares at the rate of $2.75 per share.  Dividends on our outstanding shares of preferred stock are only payable at the time those shares are converted into shares of our common stock. To date, all dividends to the holders of our Series C and D preferred shares have been paid in common shares.  However, there can be no assurance that our Series C and D preferred shareholders will continue to elect to receive dividends in common shares instead of cash.

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

Since January 2010, the Company has issued $805,139 in convertible notes.  The debt bears interest at rates from 20% to 30% per annum, compounded monthly, and is due two years from the date the cash is received.  In addition, the debt and related accrued interest is convertible into the Company’s common stock at a rate equal to the closing price of the Company’s stock on the day the cash is received, which is the date of the note.  Cash proceeds of $510,000 were received from existing shareholders, the Company’s CEO converted amounts owed to him totaling $79,717, and the Company issued notes totaling $215,422 in exchange for consulting expenses.

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

The Company has recorded a beneficial conversion feature in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $57,378 was recorded as loan discount since January 2010.  The loan discount will be amortized over the life of the convertible note.  For the nine months ended September 30, 2011 and 2010, $23,418 and $4,594 of amortization of loan discount was recorded as interest expense, respectively.

A premium of $157,411 on the convertible notes was also recorded as part of the modification of terms.  This premium is the present value of the principal (using a 1% risk-free interest rate) plus the fair value of the conversion option (calculated using the Black-Scholes Method) and will be amortized over the life of the loans.  For the nine months ended September 30, 2011 and 2010, $73,789 and $18,717 of amortization of premium was recorded to additional paid in capital, respectively.

The following weighted average assumptions were used to calculate the options granted: term of 1.5-1.83 years, risk-free interest rate of 0.375% - 1%, volatility ranging of 110% and a weighted fair value ranging from $0.18 - $0.36.

Another feature of the convertible notes is that interest is guaranteed for the two year period contingent on early repayment or conversion of the debt.  Total interest for the notes outstanding at September 30, 2011 is $588,594 of which $253,082 has been included as interest payable on the accompanying September 30, 2011 balance sheet.  The difference of $335,512 represents a contingent liability at September 30, 2011.  Management has determined that early repayment or conversion of the convertible notes is remote at this time, so the contingency has not been recorded.

The following cash outlays would be required in 2012 and 2013 should repayment of the convertible debt and related interest be in cash:

Quarter ending March 31, 2012:	$423,148
Quarter ending June 30, 2012:	$255,030
Quarter ending September 30, 2012	$314,843
Quarter ending December 31, 2012	$91,341
Quarter ending March 31, 2013	$162,087
Quarter ending June 30, 2013	$19,828
Quarter ending September 30, 2013	$127,457
Total potential cash outlay:	$1,393,734

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

No drawdowns on the line of credit will occur until the Registration Statement mentioned above is approved by the SEC, and that process is ongoing at this time. The Company filed such a registration statement on February 14, 2011 and received notice of four review comments thereof.  Thereafter the Company received from the SEC its annual three year review notice with the usual routine list of comments which impacted the S-1 process thereof.  On September 8, 2011, the 2010 Form 10K was deemed reviewed with no other comments and an amended 2010 Form 10K was filed thereafter in September.  Thus the S-1 is still in the approval process with the SEC at this time subject to operating capital to complete this approval process thereof.

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

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

There have been no material developments during the quarter ended September 30, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

(a)	None
(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits.

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith
101.SCH	XBRL Schema Document	Filed electronically herewith
101.CAL	XBRL Calculation Linkbase Document	Filed electronically herewith
101.DEF	XBRL Definition Linkbase Document	Filed electronically herewith
101.LAB	XBRL Label Linkbase Document	Filed electronically herewith
101.PRE	XBRL Presentation Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPC of America, Inc. (Registrant)

Date: November 16, 2011	By:	/s/ Rod A. Shipman
Rod A. Shipman,
President and Chief Executive Officer

By:	/s/ Rod A. Shipman
Rod A. Shipman,
Chief Financial Officer